Form 10-K
period 2018-12-31
Jufeel International Group
filed 2019-04-26
CIK 1725063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-229777

JUFEEL INTERNATIONAL GROUP
(Exact name of registrant as specified in its charter)

Wyoming	82-3002644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

85 Jinshui East Road19/F, Tower 3, Yabao Zhengzhou, Henan Province, PRC	450000
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: +86 (371) 53626656

Securities registered pursuant to Section 12(b) of the Act:

None	None
Title of each class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Common

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter is $2,196,067.

The total number of shares of Common Stock, no par value, outstanding on December 31, 2018 was 28,030,010 shares.

JUFEEL INTERNATIONAL GROUP

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2018

Index to Report

on Form 10-K

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

o	our ability to diversify our operations;
o	our ability to implement our business plan;
o	our ability to attract key personnel;
o	our ability to operate profitably;
o	our ability to efficiently and effectively finance our operations, and/or purchase orders;
o	inability to achieve future sales levels or other operating results;
o	inability to raise additional financing for working capital;
o	inability to efficiently manage our operations;
o	the inability of management to effectively implement our strategies and business plans;
o	the unavailability of funds for capital expenditures and/or general working capital;
o

the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

o	deterioration in general or regional economic conditions;
o	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
o	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Throughout this Annual Report references to “we”, “our”, “us”, “the Company”, and similar terms refer to JUFEEL INTERNATIONAL GROUP

PART I

ITEM 1. BUSINESS

General Business Development

Jufeel International Group (“Jufeel”, “Jufeel Wyoming” “we” or the “Company”) is a Wyoming corporation. The Company was established through a series of transactions more fully described under the section entitled “Reorganization” below. Our wholly owned subsidiary, Jufeel Holdings Co., Ltd.(“Jufeel Holdings”), wholly owns Ivan International Biology Limited(“Ivan International”), a Hong Kong corporation that owns 100% of the shares of a People’s Republic of China (the “PRC”)-registered wholly owned foreign entity Kaifeng Ivan King Biotechnology Co., Ltd. (“Ivan King” or “WFOE”). Ivan King has entered into variable interest agreements with Kaifeng Jufeel Biotechnology Co., Ltd. (“Kaifeng Jufeel”), a PRC entity engaged in the cultivation, processing, research and development, and sale of aloe vera products developed for the health, beauty, nutritional, and pharmaceutical industries. Our business is headquartered in Henan province, PRC. On August 5, 2011, our current business began operating through Kaifeng Jufeel and its four PRC subsidiaries. We are a bio-tech company that cultivates, produces, develops, and sells raw aloe vera and aloe vera based consumer products through our distribution network in mainland China.

Corporate History

Bros Holding Company (“BHC”) incorporated in Nevada on April 28, 2010 as a holding company for a British Virgin Islands (“BVI”) subsidiary and its subsidiaries, and traded on OTC Markets under the trading symbol “BSHG.” After 2013, BHC management ceased paying Nevada franchise taxes and BHC’s transfer agent ceased providing services for non-payment, and therefore apparently BHC management abandoned the company. The corporate charter was revoked. On August 26, 2016, the Nevada district court, pursuant to Nevada Revised Statutes §78.347, appointed a non-affiliated shareholder as BHC’s custodian to preserve its corporate existence. Pursuant to that court order, the custodian issued to himself 85 million common shares as compensation for expenses incurred reviving the Company, resulting in 100,005,000 shares issued and outstanding as of January 24, 2017. On January 24, 2017, the custodian sold those shares to Rong Rao (acting as nominee for Mr. Zhang, beneficially owned by Mr. Zhang) and appointed her as the sole member of the BHC Board of Directors.

On or about January 30, 2017, BHC changed its name to Jufeel International Group (“Jufeel Nevada”). In February 2017, BHC changed its trading symbol to “CNJG,” and effected a 1-for-500 reverse split of its common stock. As a result of the reverse split, there were 200,010 common shares issued and outstanding, of which 170,000 were owned by Rong Rao and 30,010 shares were owned by the former shareholders.

Ms. Rao transferred 170,000 shares to our President and CEO, Mr. Zhang on February 27, 2017 for no consideration. These 200,010 shares were outstanding prior to the establishment of the Variable Interest Entities (the “VIE”) entities and the issuance of shares of the publicly traded parent to shareholders of the PRC operating company. On March 27, 2017, Jufeel Nevada’s Board of Directors authorized the issuance of 27,830,000 additional shares to Mr. Zhang and approximately 60 employees, consultants, cooperation partners and service providers of the Company.

Reorganization

In 2017, the Company went through a series of corporate transactions whereby ultimately Jufeel Wyoming merged with Jufeel International Group (a Nevada Corporation, formerly Bros Holding Company (as described below) hereinafter “Jufeel Nevada”).

The following chart illustrates the structure of the Company prior to reorganization:

Timeline

2010 to 2016	Bros Holding Company (Nevada corporation)

2017	Bros Holding Company changes its name to Jufeel International Group and incorporates 4 subsidiaries, to carry out reorganization (“Jufeel Nevada”)

Jufeel International Group, Wyoming corporation (“Jufeel Wyoming”)

Bros Holding Company, Oklahoma corporation (“Bros Oklahoma”)

	Jufeel International Group, Oklahoma corporation (“Jufeel Oklahoma”)	Jufeel Interim Corporation, Oklahoma corporation (“Jufeel Interim”)

On January 14, 2017, Jufeel Nevada was purchased by a third party on behalf of Mr. Zhang for $120,000 and then transferred to Mr. Zhang on February 27, 2017 for no consideration. In February 2017, Jufeel Nevada effected a 1-for-500 reverse split of its common stock. As a result of the reverse split, there were 200,010 common shares issued and outstanding, of which 170,000 were beneficially owned by Mr. Zhang and 30,010 shares were owned by the former shareholders. The 30,010 shares owned by the former shareholders have been presented as outstanding as of the beginning of the earliest period presented. In July 2017, Jufeel Nevada reorganized as a holding company, incorporating three tiers of Oklahoma subsidiaries (Jufeel Interim, Jufeel Oklahoma, Bros Holding Company and Jufeel Wyoming). In August 2017, Jufeel Nevada merged into Jufeel Interim, and then merged into Bros Holding Company, with Bros Holding Company as the surviving entity. Bros Holding Company was sold to a non-affiliated third party, and later dissolved on November 3, 2017. On August 22, 2017, Jufeel Oklahoma merged into Jufeel Wyoming in order to change its domicile to Wyoming, with Jufeel Wyoming as the surviving entity.

Effective on August 22, 2017, shareholders of Kaifeng Jufeel and Ivan King or WOFE entered into a series of contractual agreements (“VIE Agreements” which are described below). As a result, the Company, through its wholly owned subsidiaries Ivan King, identify Kaifeng Jufeel as a VIE and has been determined to be the primary beneficiary of Kaifeng Jufeel. Accordingly, the Company consolidates Kaifeng Jufeel’s operations, assets and liabilities.

As a part of the holding company reorganization, on September 15, 2017 and October 24, 2017, Jufeel Wyoming issued 27,830,000 additional shares to Mr. Zhang and employees, service providers and cooperation partners of the Company. The issuance of these shares represented interests for each holders in Kaifeng Jufeel prior to the reorganization. Following the issuances, Mr. Zhang owns, either directly or through entities controlled by him, approximately 18,892,943 shares, or 67.4% of the Company’s common stock. On October 25, 2017, the reorganization was completed.

Immediately before and after the Reorganization, the ultimate owners’ equity interests of Kaifeng Jufeel were almost identical of those of the Company. Accordingly, the Reorganization is accounted for as a legal reorganization of the entities under common control in a manner akin to a pooling of interest as if the Company, through its wholly owned subsidiaries, had been in existence and been the primary beneficiary of the VIE throughout the periods presented in the consolidated financial statements.

Current Operations

Jufeel Holdings was established in the BVI on May 10, 2017 by a third party on behalf of Mr. Zhang, the founder, president, chairman and the controlling shareholder of the Company. On May 16, 2017, the third party transferred all the shares to Mr. Zhang for no consideration. On August 22, 2017, Mr. Zhang has transferred all the shares to Jufeel Wyoming.

Ivan International was established as an investment holding company by a third party in Hong Kong Special Administrative Region of the PRC on April 23, 2015. On June 7, 2017, the shares of Ivan International were transferred to Mr. Zhang for US$1,200. On the same day, Jufeel Holdings signed a shareholding entrustment agreement with Mr. Zhang to state that Mr. Zhang holds the equity interest in Ivan International on behalf of Jufeel Holding. On October 27, 2017, the official transfer of shares of Ivan International to Jufeel Holdings was completed.

Ivan King was established as a wholly foreign owned enterprise on August 9, 2017 in Kaifeng, the PRC by Ivan International. Ivan King is principally engaged in providing related technical supports and business consulting services to Kaifeng Jufeel.

Kaifeng Jufeel was incorporated on August 5, 2011 registered in Kaifeng, Henan Province, under the laws of the PRC with a principal office in Zhengzhou, Henan. Kaifeng Jufeel was 49% owned by Mr. Zhang and 51% owned by Henan Jufeel Technology Group Co., Ltd. (“Henan Jufeel”) an entity owned by Mr. Zhang, before September 23, 2016. From September 23, 2016 to October 24, 2017, Mr. Zhang contributed 32.5% of the equity interests of Kaifeng Jufeel to certain shareholders (See Note 17 to the financial statements for details). After the contribution, Mr. Zhang owns 67.5% of the equity interests of Kaifeng Jufeel.

Hainan Zhongchen Biological Engineering Co, Ltd. (“Hainan Zhongchen”), was incorporated on July 3, 2001 in Haikou, Hainan Province, under the laws of the PRC by former independent third parties. In 2012, the 70% ownership interest of Hainan Zhongchen was sold to Jufeel Technology and Trading Co., Ltd., a company which was controlled by Mr. Zhang, for $3,103,133 and Mr. Zhang became the ultimate controlling shareholder of Hainan Zhongchen. In October 2016, the 70% ownership interest of Hainan Zhongchen owned by Jufeel Technology and Trading Co., Ltd. was transferred to Kaifeng Jufeel. As the result, the transfer of the 70% ownership interest was accounted as business combination under common control.

Suzhou Yihuotong E-business Co, Ltd (“Suzhou Yihuotong”) was incorporated on August 10, 2016 registered in Suzhou, Jiangsu Province, under the laws of the PRC, a wholly owned subsidiary of Kaifeng Jufeel.

Wuxi Jufeel PMAS Life Technology Co, Ltd (“Wuxi Jufeel”) was incorporated on October 11, 2016 registered in Suzhou, Jiangsu Province, under the laws of the PRC. The shareholders Mrs. Zhang Yi, Henan Jufeel and Mr. Lu Dajie hold 70%, 10% and 20% of Wuxi Jufeel’s equity interest, respectively. On the same day, Mrs. Zhang Yi and Henan Jufeel signed a share entrustment agreement with Kaifeng Jufeel and agreed that they hold the equity interest in Wuxi Jufeel on behalf of Kaifeng Jufeel. In this regard, Kaifeng Jufeel owns 80% equity interest in Wuxi Jufeel. As a result, the Company consolidates Wuxi Jufeel and there is 20% non-controlling interests.

Changzhou Jufeel PMAS Aloe Biotechnology Co, Ltd. (“Changzhou Jufeel”) was incorporated on May 23, 2017 registered in Changzhou, Jiangsu Province, under the laws of the PRC. Kaifeng Jufeel owns 70%, and Wuxi Jufeel owns 30% of its equity interests.

Contractual Arrangements among Our Wholly-foreign Owned Enterprises, Variable Interest Entities and the Variable Interest Entity Equity Holders:

On August 22, 2017, Ivan King, Kaifeng Jufeel, and the shareholders of Kaifeng Jufeel have entered into VIE Agreements in order to enable the Company to (1) have power to direct the activities that most significantly affects the economic performance of Kaifeng Jufeel, and (2) receive the economic benefits of Kaifeng Jufeel that could be significant to Kaifeng Jufeel. The Company is fully and exclusively responsible for the management of Kaifeng Jufeel, assumes all of risk of losses of Kaifeng Jufeel and has the exclusive right to exercise all voting rights of Kaifeng Jufeel’s shareholder. Therefore, in accordance with ASC 810 “Consolidation”, the Company is considered the primary beneficiary of Kaifeng Jufeel and has consolidated Kaifeng Jufeel’s assets, liabilities, results of operations, and cash flows in the accompanying consolidated financial statements. The VIE Agreements are as follows:

(1)

Business Operations Agreement: Pursuant to the terms of a Business Operations Agreement dated August 22, 2017, between Ivan King and the shareholders of Kaifeng Jufeel (the “Business Operations Agreement”), Kaifeng Jufeel and their shareholders agreed to entrust the operations and management of its business to Ivan King. According to the Entrusted Management Agreement, Ivan King possesses the full and exclusive right to manage Kaifeng Jufeel’s operations, assets and personnel, and Kaifeng Jufeel shall pledge to Ivan King all of its assets, including accounts receivable, and the latter has the obligation to guarantee all of the obligations of the former. The Business Operations Agreement has a ten-year term but may be terminated earlier if (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of Kaifeng Jufeel; or (iii) Ivan King acquires all the assets or equity of Kaifeng Jufeel (as more fully described below under “Exclusive Option Agreement”).

(2)

Exclusive Consulting and Service Agreement: Pursuant to the terms of an Exclusive Consulting and Service Agreement dated August 22, 2017, between Ivan King and Kaifeng Jufeel (the “Service Agreement”), Ivan King is the exclusive technology consulting service provider to Kaifeng Jufeel. Kaifeng Jufeel agreed to pay Ivan King all fees payable for technology which may be developed or owned by Ivan King. The Service Agreement shall remain in effect for ten years or until (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of Kaifeng Jufeel; or (iii) Ivan King acquires Kaifeng Jufeel (as more fully described below under “Exclusive Option Agreement”).

(3)

Shareholder’s Voting Proxy Agreement: Pursuant to the terms of certain Shareholder’s Voting Proxy Agreements dated August 22, 2017, between Ivan King and each of the shareholders of Kaifeng Jufeel (the “Shareholder’s Voting Proxy Agreements”), the shareholders of Kaifeng Jufeel irrevocably appointed Ivan King as their proxy to exercise on such shareholders’ behalf all of their voting rights as shareholders pursuant to PRC law and the Articles of Association of Kaifeng Jufeel, including the appointment and election of directors of Kaifeng Jufeel. The Shareholder’s Voting Proxy Agreements have a term of 10 years and will be mutually extended on each 10-year anniversary; provided that should the Business Operations Agreement terminate, the Shareholder’s Voting Proxy Agreements will automatically terminate.

(4)

Exclusive Equity Option Agreement: Pursuant to the terms of an Exclusive Option Agreement dated August 22, 2017, between Ivan King, Kaifeng Jufeel, and the shareholders of Kaifeng Jufeel (the “Exclusive Option Agreement”), the shareholders of Kaifeng Jufeel granted Ivan King (or its designee) an irrevocable and exclusive purchase option (the “Option”) to acquire Kaifeng Jufeel’s equity interests and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. The Option is exercisable at any time at Ivan King’s discretion so long as such exercise and subsequent acquisition of Kaifeng Jufeel does not violate PRC law. The consideration for the exercise of the Option shall be the registered capital of Kaifeng Jufeel. Ivan King may transfer all rights and obligations under the Exclusive Option Agreements to a third party. The Exclusive Option Agreement may be terminated by Ivan International if its exercise becomes prohibited by law.

(5)

Equity Interest Pledge Agreement: Pursuant to the terms of an Equity Interest Pledge Agreement dated August 22, 2017, between Ivan King and the shareholders of Kaifeng Jufeel (the “Pledge Agreement”), the shareholders of Kaifeng Jufeel pledged all of their equity interests in Kaifeng Jufeel to Ivan King, including the proceeds thereof, to guarantee all of Ivan King’s rights and benefits under the Business Operations Agreement, the Exclusive Option Agreements, and the Shareholder’ Voting Proxy. Prior to termination of the Pledge Agreement, the pledged equity interests cannot be transferred without Ivan King’s prior written consent. The Pledge Agreements may be terminated only upon the written agreement of the parties, and expire two years after the last to terminate of any of the other named agreements.

Ivan International acquired Kaifeng Jufeel using the VIE arrangement based on our need to further develop our business and comply with PRC regulatory requirements.

Corporate Structure

The following chart illustrates our Company’s corporate structure as of December 31, 2018:

Our Business

Our founder, Mr. Zhang, began researching the aloe vera industry in the United States in 1999. He believed that this plant, virtually unknown in China, could be developed and marketed for domestic production, and began a worldwide search for the best plant stock and processing practices. As a result, he organized Jufeel into a vertically integrated producer, developer and supplier of products from the aloe vera plant. We believe that Aloe vera (Aloe barbadensis miller) has a great potential in the cosmetic and health industry as there are more than 75 bioactive compounds found in the plant. Aloe vera has traditionally been used as an emollient remedy for skin conditions such as burns, sunburns, frostbite and psoriasis, but has seen wide use in cosmetics and health supplements. Aloe vera may have health benefits as a home remedy for gastrointestinal and other ailments. High purity polysaccharides including acetylated mannan may be beneficial to the human immune system and are believed to have other pharmacological applications. We produce aloe products for four major consumer market categories: health, beauty, nutritional supplements and pharmaceutical.

On December 3, 2018, the Office of the National Leading Group for the Identification and Management of High-tech Enterprises issued the Notice on Promulgation the Third Batch of Proposed High-tech Enterprises in Henan Province in 2018, and Kaifeng Jufeel was listed among them, becoming a high-growth enterprise supported by the state.

Raw Materials and Cultivation

Aloe vera is a tropical plant, and grows best in tropical climates with moderate rainfall and black cotton soils (heavy soils) such as those found in Hainan, China. Hainan, colloquially known as “China’s Hawaii,” is an island province in the south of China across the Gulf of Tonkin from Vietnam. The aloe vera plant is native to Africa, the Mediterranean, and the Middle East, but has been grown commercially in the U.S. in the Rio Grande Valley of Texas and in California, and worldwide in similar desert climates. The plant is primarily propagated by planting suckers, or offshoots of the parent plant. Natural propagation of aloe vera by suckers is slow, and has historically been unable to meet the increasing demand of the health and cosmetic industries. Aloe plant suckers can be harvested approximately two to three years after planting.

We use both raw materials harvested from our own cultivation facilities in Hainan and materials purchased from two unrelated party cultivators in Hainan, Jinquisong Agricultural Development Co., Ltd., which is engaged in general agricultural production and has supplied us since 2013, and an individual aloe vera cultivator, Mr. Zhou Haitao, an individual aloe leaf supplier Haikou, who has supplied us with aloe leaves since 2010. We grow our plants on our 305-acre farm located in Hainan Province, People’s Republic of China. In China, all land is owned by the state and agricultural land is generally owned by rural collectives. We lease our current aloe growing properties under leases that expire in 2019, 2031 and 2043. We are currently negotiating the lease of an additional 100 acres of land to increase our production capacity.

Production

Following harvest, the aloe vera leaves go through a state of the art production process to extract the gel and juice. Our processing and extraction facility is in Haikou City, Hainan. When current construction is complete, we will also have a production base of PMAS at our corporate headquarters in Kaifeng, Henan Province. We also purchase some of our cosmetic products from a company in Guangzhou, and outsource the production of our aloe drinks to a company in Henan.

We use state of the art, reverse osmosis cold processing technology that enables separation, purification, concentration and disinfection to be conducted at normal room temperatures, thus preserving the plant’s bioactive properties. The cleanliness of our processing facility is certified to produce food-grade product, and we process the plants without using chemicals or additives. Harvested leaf must be refrigerated if it is not immediately processed to preserve the integrity of the active ingredients.

Our Products

We sell both raw aloe materials and a variety of branded aloe products sold under our Jufeel trademark. We believe PMAS, the bioactive ingredient in many of our Jufeel products, is the world’s most advanced living cell anti-aging technology and bioimmunopolysaccharide purification technology. PMAS, or “pure acetate” (phthalocyanine) is derived from the acetylated mannan (Acemannan) polysaccharide found in aloe leaves. Approximately .7 grams of PMAS can be extracted from each kilogram of aloe leaves. We have developed proprietary processing methods to produce what we believe is the purest and most efficacious PMAS product worldwide.

Our most popular products are Super ZD, PMAS aloe tablet, and PMAS aloe product series such as PMAS I, II and III.

Our revenues by product are as follows:

	Year ended	Percentage	Year ended	Percentage
	12/31/2018	of Revenues	12/31/2017	of Revenues
Health care products and cosmetics	$16,545,885	93.8%	$26,367,931	94.6%
Aloe material sales	1,023,418	5.8%	1,210,167	4.3%
Related party sales of aloe material	-	-	269,002	1.0%
Related party sales of health/cosmetics	63,985	0.4%	16,872	0.1%
Total sales	$17,633,288	100.0%	$27,863,972	100.0%

New Products

In 2018, the Company introduced its latest product, PMAS No. 6, an aloe vera gel products which is an upgraded version of aloe vera Oral Instant Membrane using nanotechnology. We believe that the introduction of new products will substantially increase our revenue.

Product Distribution

We are constantly monitoring the market for our products and adapting our sales techniques in an effort to maximize our sales potential. From 2017, the Company decided, rather than rely on smaller buyers of its products, to rather target larger customers (dealers). Under the large customers (dealers) model, distributors/dealers do not need to pay membership fees. This motivated more large customers to build business relationship with the company. The large customers (dealers) model was continued in 2018.

Our Major Customers

We earn revenues through the sale of our products through enterprise customers who sell our products to the end users throughout China. The Company is seeking new customers such as health centers to diversify its customer base.

In 2018, we had 412 distributors, compared to 466 in 2017. One distributor, Zhengzhou Jiuxing Biotechnology Information Center, accounted for 31% of annual sales in 2018 and 20% of annual sales in 2017. Anhui Xunhe E-business Co., Ltd (and its affiliated company, Anhui Pupuying E-business Co., Ltd), has accounted for 28% of annual sales in 2018 and 15% of annual sales in 2017. Hainan Zhengshunli Biotechnology Co., Ltd has accounted for 7% of annual sales in 2018 and 11% of annual sales in 2017.

Our Growth Strategy

Although China has a long tradition of herbal remedies, the aloe plant is not native to China. In the United States, according to a 2015 survey conducted by industry trade group the Council for Responsible Nutrition, over 50% of adults take herbal supplements. China has a long history of natural remedy use, but Chinese consumers are comparatively unfamiliar with the potential health uses of aloe. We believe our domestic sales will increase quickly and significantly as Chinese consumers learn more about the potential health benefits and uses for aloe.

To help increase market penetration, we have established a sales and marketing center in Kaifeng, Henan Province. We plan to reach out to more enterprise customers and build long term relationships with them. Due to the potential health uses of aloe, our aloe products are now sold by health centers. As of April 2019, we have business with 12 health centers. We plan to cooperate with more health center throughout China. In addition, currently our branded products are primarily sold in mainland China, but we plan to enter international markets in Europe, Asia, and the United States as we increase production.

Research and Development

We currently operate our research and development department located in Changzhou. As of December 31, 2018, we have 12 research and development personnel, two of which hold advanced degrees. Our research and development department is responsible for developing advanced health and beauty technologies and new pharmacological products.

We spent approximately $979,944 and $596,297 on research and development expenses during 2018 and 2017, respectively. These expenses included the costs of development new products like our new processing and extraction methods and methods to improve our current processes. We plan to continue our research and development activities in 2019 and have budgeted similar amounts for these costs.

In the past few years, we have established cooperation relationships with Zhejiang University, the School of Pharmacy of Nanjing Traditional Chinese Medicine University (one of the most well-known schools of Chinese medicine research), the School of Pharmaceutical and Life Sciences of Changzhou University (one of the most well-known schools in China in the field of food processing) and the Zhongshan Medical University of Taiwan. We have also hired scholars and academicians from the United States and Australia to help us with scientific research. We have invested heavily in the research of aloe extract technology, aloe extract on AIDS treatment, aloe extract on tumor control research, and achieved good results.

In April 2018, Mr. Zhang won the “Gold Award” of medical health field at the 46th Science and Technology Expo in Geneva on behalf of the Company; in August 2018, the Company’s “Aloe PMAS Oral Instant Dissolution Film Development and Industrialization” was awarded the scientific and technological achievements of the Ministry of Science and Technology of China; in September 2018, the 20th STD-AIDS and Infectious disease international meeting was held in Thailand, Mr. Zhang was invited to attend this meeting. The chairman of the conference presented Mr. Zhang with a certificate of honor jointly awarded by the world’s three prestigious universities, the University of Oxford, the University of Strasbourg, France, and the University of California; in September 2018, the Company’s PMAS No. 1 product was approved by the Chinese People’s Liberation Army General Hospital (one of the most authoritative hospitals in China) to conduct a study about the impact of PMAS on women’s climacteric syndrome (MPS), and began phase II clinical trials.

Competition

The market for aloe products in China has just emerged in recent years, but is still relatively undeveloped.

As with most other products, a competitive advantage in the market for aloe products is derived from a favorable combination of quality, price, and customer service. We believe that we are well-positioned to compete successfully in each of those areas. Our state of the art cold processing method allows us to extract a high percentage of the available bioactive compounds in the aloe leaves, thus making our products more potent and effective than our competitors’ products. We also believe our aloe strains are of the highest and most productive varieties available worldwide. We cultivate our aloe plants organically, do not use synthetic pesticides or fertilizers for the three years prior to harvest, and use only non-GMO rootstock. Thus, our aloe products are 100% organic as defined by USDA guidelines.

In addition, we believe that our cultivation potential is higher than any of our competitors. Due to the aloe plant’s long cultivation period and the relatively higher cost of propagation by suckers compared to seed growing, commercial aloe farming requires significant cash resources. The large cash requirement acts as a barrier to market entry. To our knowledge, our 305-acre organic aloe plant farm in Haikou City (Hainan, China) is the largest organic aloe planting base in China, and we are among the best capitalized companies in our industry.

Finally, our distribution model enables us to provide superior customer service as our products ship directly from our distribution center in Henan rather than through our regional distributors. This direct shipping model enables the customer to receive the product more quickly.

Due to the significant barriers to market entry including the requirement of significant startup capital, large tracts of arable land with soil conducive to the cultivation of aloe plants, and the equipment required to process the raw materials, there are relatively minimal competition in our industry. Currently, we believe there are very few other PRC companies cultivating, producing, and selling high-quality branded aloe products.

Currently, there are at least two companies engaged in large-scale commercial cultivation and processing of aloe in Hainan and Yunnan provinces, namely Yunnan Evergreen Aloe Biological Co., Ltd. and Taishan AGHG Aloe Products Co., Ltd. Additionally, there are other companies offering aloe juice beverages in their product lines including JiRay Food Co., Ltd.

Licenses

We are licensed as a food sales operator for sales of prepackaged food excluding chilled and frozen food. We are also licensed to conduct foreign trade, and are designated a “high-tech enterprise” by Henan Provincial Science and Technology Agency where our main offices are located. We plan to obtain a license to produce designated health food, as required by the Chinese Food and Drug Administration to sell products designated as such, but as of the date of this filing, we are only licensed to produce ordinary food.

Employees

We have 144 full-time employees, 66 of which are based at our corporate headquarters and marketing center in Zhengzhou, Henan Province, 48 of which are based at our cultivation center and processing facility in Haikou City, Hainan Province, 26 of which are based at our subsidiary in Changzhou and 4 of which are based at Wuxi cities, Jiangsu Province. All executive officers of the Company are full time employees of the Company. The employees of at least two of the Company’s PRC operating companies, Hainan Zhongchen and Kaifeng Jufeel have signed a typical PRC employment contract containing terms concerning government mandated health insurance, social insurance, employment injury insurance, unemployment, maternity insurance provisions and monthly compensation.

The Company entered into agreements with its Executive Officers as follows (material terms contained below, all agreements are governed by the labor contract law of the PRC:

Rongxuan Zhang, President, CEO, Director: On May 6, 2018 the Company entered into an agreement with Mr. Zhang for a term three years at a monthly salary of RMB 17,500, plus overtime pay and allowances.

Wenxing Fu, COO, Director: On October 1, 2016 the Company entered into an agreement with Mr. Fu for a term of three years at a monthly salary of RMB 5,000 plus overtime pay and allowances.

Lin Bao, CFO: On February 22, 2019 the Company entered into an agreement with Ms. Bao for a term of one year, at a monthly salary of RMB 90,000. In the event the agreement is terminated by the Company, the Company must pay Ms. Bao the equivalent of one month’s salary for each year of service starting from February 22, 2018.

Lei Chen, CAO: On October 1, 2016 the Company entered into an agreement with Mr. Chen for a term of three years at a monthly salary of RMB 3,000 plus overtime pay and allowances.

Aizhen Ren, CMO, Director: On December 13, 2016 the Company entered into an agreement with Ms. Ren for a term of three years at a monthly salary of RMB 4,000, plus overtime pay and allowances.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended. All of our reports are able to be reviewed through the SEC’s Electronic Data Gathering Analysis and Retrieval System (EDGAR) which is publicly available through the SEC’s website (http://www.sec.gov).

We intend to furnish to our stockholders annual reports containing financial statements audited by our independent certified public accountants and quarterly reports containing reviewed unaudited interim financial statements for the first three-quarters of each fiscal year. You may contact the Securities and Exchange Commission at (800) SEC-0330 or you may read and copy any reports, statements or other information that we file with the Securities and Exchange Commission at the Securities and Exchange Commission’s public reference room at the following location:

Public Reference Room

100 F. Street N.W.

Washington, D.C. 2054900405

Telephone: (800) SEC-0330

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

There is no private ownership of land in China. All land is owned by the PRC government on behalf of all Chinese citizens or collectively owned by farmers. Land use rights can be granted or transferred with or without consideration upon approval by the PRC State Land Administration Bureau or its authorized branches.

Our principal executive offices are located 19/F, Building 3, Yabao Oriental International Plaza, 85 Jinshui East Road, Zhengzhou, Henan Province, PRC. Our new centralized administration offices and production facilities in the Kaifeng Jufeel Biotechnology Industrial Park are under construction and are expected to be complete by the second quarter of 2019. We are also in the process of negotiating for the long-term lease of additional cultivation acreage in Hainan.

The following table summarizes our real property interests as of the date of this prospectus:

Facility Location	Address	Operational Purpose	Area	Ownership Status and Term
Henan	19/F and 20/F, Building 3, Yabao Oriental International Plaza, 85 Jinshui East Road, Zhengzhou	Office	2,553.56 sq. meters	Lease from a related party*
Hainan	Yingtou Village Yangfeng Township, Meilan District, Hainan Province	Cultivation	250 mu	Lease until 10/1/2019
Hainan	Yangqin Village, Fushan Township, Chengmai, Hainan Province	Cultivation	800 mu**	Lease until 2/28/2031
Hainan	Duncha Village Fushan Township, Chengmai, Hainan Province	Cultivation	800 mu***	Lease until 12/08/2043
Hainan	99 Hainan Road, Haikou City, Hainan Province	Office and processing facility	1,900 sq. meters	Lease until 9/30/2021
Henan	Longhai 3rd Road, Kaifeng, Henan Province	Principal Executive Offices and Marketing Center	58,554.58 sq. meters	Owned
Henan	North of Longhai 3rd Road, Kaifeng, Henan Province	Future office, processing and warehouse****	75,334.5 sq. meters	Land grant until 9/30/2065
Jiangsu	Room 501~507, Building 1-B, 801 ChangwuZhonglu, Changzhou city, Jiangsu Province	Office	1,928.34 sq. meters	Owned
Jiangsu	Room 601~607, Building 1-B, 801 ChangwuZhonglu, Changzhou city, Jiangsu Province	Office	1,921.76 sq. meters	Owned
Jiangsu	Room 101, Building A, Changzhou Science and Technology Building, Changzhou city, Jiangsu Province	Office	140 sq. meters	Lease until 5/24/2020
Jiangsu	509-512, 5th floor, Building D, Tianrun Science and Technology Building, Changzhou city, Jiangsu Province	Office	387 sq. meters	Lease until 6/30/2020
Jiangsu	112, 1st floor, Building D, Tianrun Science and Technology Building	Office	253 sq. meters	Lease until 9/30/2020
Shanghai	Room 01-04, 20/F, 89 Zhapu Road, Hongkou district, Shanghai	Office	1,260.1 sq. meters	Lease until 2/9/2021

___________

*	The Company leases its administrative offices, consisting of 2,554 square meters of office space on two floors of a commercial office building owned by Mr. Zhang, its President and principal shareholder, and his spouse, Mrs. Guo Li. The lease is for a term of one year, renewable annually on each September 1.
**	This land is currently not cultivated.
***	Out of the total 800mu land, 300 mu is currently cultivated with Aloe, and the remaining 500 mu is not cultivated.
****	Under construction – estimated to be completed in second quarter of 2019.

ITEM 3. LEGAL PROCEEDINGS

The Company does not have any pending legal proceeding as of December 31, 2018.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is presently quoted on the OTC Pink Open Market tier of the OTC Markets Group, Inc. (“OTC Pink Market”) under the symbol “CNJG”. There is currently no bid or ask price for the common stock, but the last sale price recorded was $130 per share on January 18, 2017.

On February 24, 2017, the Company changed its trading symbol, previously “BSHG”, to “CNJG” and effected a 1- for -500 reverse stock split. From the initial quotation of the Company’s common stock on June 13, 2014, only 72 shares traded. Because trading has been sporadic and irregular, there is no established public trading market for our common equity. As of December 31, 2018, there were 173 record holders of our common stock. The last sale price of the common stock was $0.26 on February 23, 2017, prior to the effective date of the Company’s reverse stock split, or $130 as adjusted to reflect such split. The market price remains the same as of December 31, 2018 since no sales incurred since February 23, 2017.

Holders of Common Stock

As of December 31, 2018, we had 173 stockholders of record of the 28,030,010 common shares outstanding.

Dividends

We have never declared or paid a cash dividend. Any decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our shareholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

Recent Sales of Unregistered Securities

We have no recent sales of unregistered securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our actual results or actions may differ materially from these forward-looking statements for many reasons, including the risks described in “Risk Factors” and elsewhere in this annual report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

Our discussion and analysis of our financial condition and results of operations relates to our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the consolidation, revenue recognition, income taxes and uncertain tax positions, computation of net loss per share, determination of net accounts receivable, and determination of functional currencies represent critical accounting policies that reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Our future operating results are subject to many variables, including:

•	Continued consumer acceptance of our products,

•	Protection of our proprietary rights to our products and processes

•	Political and trade relations between the PRC and the USA, and our consequent ability to expand sales into the United States

•	Economic conditions in the PRC, which are dependent upon many economic and political factors,

•	Development and governmental approvals of our pharmaceutical products,

•	Maintaining and obtaining new permits and approvals for our products in the PRC and abroad

•	Our ability to obtain additional financing; and

•	Other risks which we identify in future filings with the SEC.

Any or of all our forward-looking statements in this registration statement and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this registration statement.

Overview

We are a bio-tech company that cultivates, processes, researches, innovates, and manufactures for sale aloe vera and aloe vera based products in mainland China. In fiscal 2018, our net sales decreased 37% from $27,863,972 to $17,633,288 because the Company gave more discount to the enterprise customers in year 2018 and the quantity of one of our major products PMAS decreased by approximately 50% since some of our enterprise customers made big investment in building new sales channels which limited their purchases ability in 2018. The sales will pick up in 2019 after our enterprise customers complete their new development.  Our 2018 sales included:

•	$1,023,418 in sales of raw product (5.8%)

•	$16,609,870 in sales of branded products (94.2%)

We began selling our health and beauty product line in 2016, and have added 10 more new products for 2017, including five new PMAS supplements, four new aloe laundry and household products, and one advanced PMAS supplements in 2018.

We conduct all our operations in China where there is a strong manufacturing base and a rapidly growing consumer market. Our access to China’s supply of low-cost skilled labor, raw materials, machinery and facilities enables us to price our products competitively.

We have grown significantly since we commenced our operations in 2011. We rent our main 1,900 mu cultivation and processing center in Hainan province, sales and marketing facility in Zhengzhou, developed our website and mobile sales app, and hired over 70 employees. We first became profitable in 2016, as net loss of $652,768 in 2015 increased to net income of $5,508,596 in 2016.

Factors Affecting our Results of Operations

Our operating results are affected by prevailing general conditions in the PRC consumer industry, including China’s economic performance and the PRC regulatory environment governing our industry. Our operating results may also be affected by our ability to compete effectively with other industry players and our ability to control our operating costs and expenses. In addition, our operating results are affected by the following company-specific factors:

•	Continued consumer acceptance of our products. Our revenues depend on the market continuing to accept our aloe vera products.

•	Protection of our proprietary rights to our products and processes.

•

Distributor fees and agreements. Our distribution model includes revenues from exclusive distributor membership agreements that require our distributors to pay a membership fee in exchange for the exclusive right to sell our products in a defined geographic area.

•	Pricing and revenue sharing. Our revenues depend on our ability to obtain favorable prices for our products and maintain favorable revenue sharing agreements.

•	Revenue mix. Our success depends on our ability to develop a diverse mix of revenues from product and exclusive distributor memberships.

•

Research and Development. To expand our product line and markets, we have invested significant resources in research and development to build our product line. During fiscal years 2018 and 2017, our research and development expenses were $979,944 and $596,297 respectively, representing 5.6% and 2.1% of our total sales revenues in those corresponding periods. We expect our research and development expenses will continue to increase as we endeavor to develop attractive products for our increasing base of health-conscious customers.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

See Note 2 to the Consolidated Financial Statements included herewith.

RESULTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

The following table shows key components of the results of operations during the years ended December 31, 2018 and 2017 of Jufeel International Group and Subsidiaries (the “Company”), in US Dollars (“$”):

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017

Net revenue
Product sale to third parties	$17,569,303	$27,578,098
Product sale to related parties	63,985	285,874
Total net revenue	17,633,288	27,863,972

Cost of revenue
Cost of product sales – third parties	4,553,012	4,133,794
Cost of product sales – related parties	16,581	58,854
Total cost of revenue	4,569,593	4,192,648

Gross profit	13,063,695	23,671,324
GP ratio	74%	85%

Operating expenses:
Selling and marketing expenses	918,476	2,684,587
General and administrative expenses	4,951,022	5,253,734
Research and development expenses	979,944	596,297
Total operating expenses	6,849,442	8,534,618

Income from Operations	6,214,253	15,136,706

Other (expense) income	(13,960)	68,202

Income from operations before income taxes	6,200,293	15,204,908
Income tax expense	1,080,423	3,032,253
Net income	5,119,870	12,172,655
Net loss (income) attributable to non-controlling interests	64,681	(291,180)
Net income attributable to Jufeel International Group	5,184,551	11,881,475

Net income	$5,119,870	$12,172,655
Earnings per share-basic and diluted	$0.18	$0.42
Weighted average number of common shares outstanding-basic and diluted
Basic and diluted	28,030,010	28,030,010

Net revenue

Starting from 2017, rather than rely on smaller customers, the Company cooperated with enterprise customers. The net revenue was $17,633,288 for the year ended December 31, 2018, compared to $27,863,972 for the year ended December 31, 2017. The decrease in net revenue was $10,230,684, representing a 37% decrease. In addition, net revenue for the year ended December 31, 2018 included aloe products delivered in 2017 and revenue recognized in 2018 upon collection with the amount of $6,301,508. The decrease in revenue during the year ended December 31, 2018 was mainly due to the Company gave more discount to the enterprise customers in year 2018 and the quantity of one of our major products PMAS tablets decreased by approximately 50% since some of our enterprise customers made big investment in building new sales channels which limited their purchases ability in 2018. The sales will pick up in 2019 after our enterprise customers complete their new development.

In December 2018 and April 2019, the Company has entered into seven contracts in December 2018 with total amount of $2.1 million and seven contracts in April 2019 with total amount of $2.1 million for 2019 product purchases. Out of the fourteen contracts, thirteen of them are newly opened health centers which will mainly sell our aloe products. The Company believes with more such health centers open in 2019, the Company’s revenue will increase accordingly.

Cost of revenue

Total cost of revenue was $4,569,593 for the year ended December 31, 2018, compared to $4,192,648 for the year ended December 31, 2017. The increase in cost of revenue was $376,945 mainly due to the unit cost of our aloe products increased when comparing with year ended December 31, 2017. Cost of revenue for the year ended December 31, 2018 included aloe products delivered in 2017 and cost recognized in 2018 with the amount of $1,898,308.

Gross profit

As a result of the foregoing, our gross profit was $13,063,695, for the year ended December 31, 2018, compared with $23,671,324, for the year ended December 31, 2017. Our overall gross margin decreased to 74% for the year ended December 31, 2018 from 85% for the year ended December 31, 2017. The decrease in our overall gross margin was the result of more discount gave to the customers for the year ended December 31, 2018, compared with the year ended December 31, 2017.

Operating Expenses

Total operating expenses were $6,849,442 for the year ended December 31, 2018, compared to $8,534,618 for the corresponding period in 2017. The decrease in operating expenses was $1,685,176, representing a 20% decrease. This was mainly attributable to decrease in selling and marketing expenses.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses for the sales staff.

Selling and marketing expenses were $918,476 for the year ended December 31, 2018, compared to $2,684,587 for the year ended December 31, 2017. The decrease in sales and marketing expenses from the year ended December 31, 2017 to the year ended December 31, 2018 was $1,766,111, representing a 66% decrease. The selling and marketing expenses decreased mainly due to decrease in expenses related to equity interests to service providers contributed by Mr. Zhang of $1,917,320 as the service period of cooperation partners were in fiscal year 2017, and there was no such expenses in the fiscal year 2018.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and office rental expenses.

General and administrative expenses were $4,951,022 for the year ended December 31, 2018, compared to $5,253,734 for the year ended December 31, 2017. The decrease of general and administrative expenses from the year ended December 31, 2017 to the year ended December 31, 2018 was $302,712, representing a 6% decrease. The general and administrative expenses stayed stable, mainly due to 1) the increase in salary of senior management along with the Company’s US stock market listing process, 2) the increase in rent for the office expenses and travelling expenses, and 3) offset by the expenses related to equity interest granted to employees contributed by Mr. Zhang recorded in the year ended December 31, 2017 while it was nil in the year ended December 31, 2018.

Research and Development Expenses

Research and development expenses mainly consist of staff related expenses incurred for costs associated with research in new products, development and enhancement of existing products.

Research and development expenses were $979,944 for the year ended December 31, 2018, compared to $596,297 for the corresponding period in 2017. The increase in research and development expenses from the year ended December 31, 2017 to the year ended December 31, 2018 was $383,647, representing a 64% increase. The increase was mainly due to the Company’s recruitment of more research and development related staff, as well as additional outsourced research and development expenses.

Income from Operations

As a result of the foregoing, we had a net income from operations for the year ended December 31, 2018 of $6,214,253, compared to $15,136,706 for the year ended December 31, 2017.

Other (Expenses) Income

Other expense was $13,960 for the year ended December 31, 2018, compared to other income of $68,202 for the year ended December 31, 2017. Other expense for the year ended December 31, 2018 mainly consisted of surcharge for delaying tax payment. The change from net other income to net other expense was mainly due to there were more subsidy income received in 2017.

Income Tax Expense

Our PRC operating subsidiaries and VIE, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax. The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises. Kaifeng Jufeel was approved by the related PRC governmental authorities as a High and New Technology Enterprise, which enabled the entity, as approved by the local tax authorities of Kaifeng, Henan province, PRC, to enjoy the favorable statutory tax rate of 15% in years ended December 31, 2015, 2016 and 2017. Kaifeng Jufeel has renewed the High and New Technology Enterprise qualification and has been approved by the local tax authorities in December 2018 and will have the 15% favorable tax rate for the years ending December 31, 2018, 2019 and 2020. Income tax expense was $1,080,423 for the year ended December 31, 2018, compared to $3,032,253 for the year ended December 31, 2017. The decrease in income tax expense is due to the decreased profits during the year ended December 31, 2018.

Net Income

For the year ended December 31, 2018, we had net income of $5,119,870, compared to the net income of $12,172,655, for the year ended December 31, 2017. The decrease in net income was due to a decrease in income from operations for the year ended December 31, 2018, as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, the Company had $4,914,748 in cash and cash equivalents. The Company had capital commitment of $2,104,857, and lease commitment of $2,442,349 as of December 31, 2018, of which $890,230 was within one year. The Company had negative cash flow of $11,476,518 for the year ended December 31, 2018 including $11,393,885 related to the purchase of property, plant and equipment. The Company’s principal sources of liquidity have been cash provided by operating activities.

The Company intends to meet the cash requirements for the next 12 months from the issuance date of the consolidated financial statements through cash generated from operations and credit facility from Jiangnan Rural Commercial Bank of approximate $0.9 million would be used for the Company’s operation needs. The Company will focus on improving operational efficiency and cost reductions, developing its core cash-generating business and enhancing marketing efficiency. Actions include developing proposed new products with higher margin, developing enterprise customers with larger demands, and suspending the purchase of the production equipment if required.

The Company had cash balance of $2,577,224 as of April 26, 2019. The decrease in cash balance when comparing with that as of December 31, 2018 is mainly due to subsequent payments of construction related payables and payments to the vendors. The Company has signed seven contracts with total amount of RMB 140 million in December 2018 and seven contracts with total amount of RMB 140 million in April 2019 for 2019 product purchases. Out of the fourteen contracts, thirteen of them are newly opened health centers which will mainly sell our aloe vera products. The Company believes with more such health centers open in 2019, the Company’s sales will increase which will generate more working capital to the Company. Therefore, with the available cash and cash equivalents, the cash provided by operating activities, together with the above measures, should enable the Company to meet presently anticipated cash needs for at least the next 12 months after the date that the consolidated financial statements were issued. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the equipment purchase for the new factories under construction, delaying its expansion plans and controlling overhead expenses. Management cannot provide any assurance that the Company will raise additional capital if needed.

Cash Generating Ability

We believe we will continue to generate strong cash flow from our aloe product sales, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows for the years ended December 31, 2018 and 2017 are summarized below:

	Year ended	Year ended
	December 31, 2018	December 31, 2017

Net cash (used in) provided by operating activities	$(1,107,745)	$19,016,978
Net cash used in investing activities	(11,038,339)	(5,107,259)
Net cash provided by financing activities	1,057,813	-
Effect of exchange rate change on cash and cash equivalents	(388,247)	579,350
Net decrease in cash and cash equivalents	(11,476,518)	14,489,069
Cash and cash equivalents at beginning of year	16,391,266	1,902,197
Cash and cash equivalents, ending balance	$4,914,748	$16,391,266

Net Cash (Used in) Provided by Operating Activities

For the year ended December 31, 2018, $1,107,745 net cash used in operating activities was primarily attributable to our net income of $5,119,870, adjusted by non-cash items of depreciation and amortization of $558,767. Also, it was attributable to income tax payable decreased by $1,766,211, other taxes decreased by $2,596,128, advance payments from customers decreased by $4,202,909, deferred revenue decreased by $3,797,502 and inventories increased by $1,418,543 offset by accounts receivable decreased by $3,765,978, prepayments decreased by $973,766, and amount due to related parties increased by $958,891.

For the year ended December 31, 2017, $19,016,978 net cash provided by operating activities was primarily attributable to our net income of $12,172,655, adjusted by non-cash items of depreciation and amortization of $301,256, provision of bad debt allowance of $72,216, shareholder contribution for employee and non-employee compensation expenses of $2,320,171. Income tax payable increased by $1,711,531 due to more profit generated, amount due from related parties decreased by $3,399,231, other taxes payable increased by $3,236,611 and deferred revenue increased by $7,327,014, offset by account receivable increased by $7,370,262, advanced payments from customers decreased by $2,190,045, prepayments increased by $1,695,142 and deferred inventory costs increased by $1,860,525.

Net Cash Used in Investing Activities

For the year ended December 31, 2018, net cash used in investing activities of $11,038,339 was primarily the result of purchase of property, plant and equipment of $11,393,885, loans to third parties of $5,417,516, offset by repayment of loan from third parties of $4,866,365.

For the year ended December 31, 2017, net cash used in investing activities of $5,107,259 was primarily the result of purchase of property, plant and equipment for $12,627,307, cooperation deposit of $888,651 offset by loans repayment from related parties of $8,704,916.

Net Cash Provided by Financing Activities

For the year ended December 31, 2018, net cash provided by financing activities was $1,057,813. It was mainly the result of obtained liability under line of credit of $906,697.

For the year ended December 31, 2017, net cash provided by financing activities was $nil.

OFF-BALANCE SHEET ARRANGEMENTS

In September 2018, the general manager of Changzhou Jufeel, signed a credit facility agreement in the amount of RMB12,052,100 (or $1,756,047) with Jiangnan Rural Commercial Bank with a three-year term from September 2018 to September 2021. He entered a written agreement with Changzhou Jufeel that the loan will be used for the Company’s operation needs. The credit facility was guaranteed by Changzhou Jufeel and the general manager’s spouse (sister of CEO). In addition, one floor of the office in Changzhou Jufeel with the carrying value of $1,404,840 was pledged against the credit facility. At the end of September 2018, a loan with the principal amount of RMB6,000,000 (or $874,228) with and annual interest rate of 6% was borrowed by the general manager of Changzhou Jufeel from Jiangnan Rural Commercial Bank under this credit facility. The loan period was from September 2018 to September 2019. The proceeds from the loan was used to pay to a vendor of Changzhou Jufeel on its behalf in October 2018. In December 2018, due to the Company not being satisfied with the quality of the aloe powder, the purchase agreement was cancelled, and the vendor returned the RMB6,000,000 (or $874,228) to Changzhou Jufeel. The monthly interest of $4,297 related to the loan has been paid by him from October 2018. Changzhou Jufeel will repay him all interests of the loan from inception of the loan and Changzhou Jufeel shall return RMB 6,000,000 principal to him at the expiration date of his loan with Jiangnan Rural Commercial Bank.

Contractual Obligations

Operating lease commitment:

The Company leases vehicle, factory and office premises under various non-cancelable operating lease agreements, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements as of December 31, 2018 are as follows:

Year ending December 31,	Lease Commitment

2019	$890,230
2020	657,083
2021	101,917
2022	37,883
2023	37,883
Thereafter	717,353
Total	$2,442,349

Capital commitment:

As of December 31, 2018, the Company’s capital commitments contracted but not yet reflected in the consolidated financial statements amounted to $2,104,857, which mainly related to the construction of new factories and office building in Kaifeng City. It will be financed by the Company’s cash flow generated by operating activities.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements included herewith.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable as we are currently considered a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JUFEEL INTERNATIONAL GROUP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

of Jufeel International Group

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jufeel International Group (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Bernstein & Pinchuk llp

Marcum Bernstein & Pinchuk llp

We have served as the Company’s auditor since 2017.

New York, New York

April 26, 2019

Jufeel International Group and Subsidiaries

Consolidated Balance Sheets

(Amounts in US$)

	December 31,	December 31,
	2018	2017

Assets
Current assets
Cash and cash equivalents	$4,914,748	$16,391,266
Accounts receivable, net	3,606,660	7,613,832
Loans to third parties	823,231	306,510
Other receivables, net	166,307	514,369
Prepayments	1,048,188	2,087,131
Inventories	2,109,088	797,889
Deferred inventory costs	1,391,066	1,922,486
Total current assets	14,059,288	29,633,483
Non-current assets
Property, plant and equipment, net	26,710,049	13,158,725
Land use right, net	2,252,211	2,416,213
Equipment related prepayment	376,938	4,029,015
Long term prepayments and other non-current assets	2,171,508	3,140,944
Total non-current assets	31,510,706	22,744,897
Total assets	$45,569,994	$52,378,380

Liabilities and Equity
Current Liabilities
Income tax payable	$2,096,155	$3,990,404
Accounts payable	1,557,386	1,035,006
Advanced payments from customers	2,764,860	7,160,513
Deferred revenue	3,546,584	7,571,026
Amount due to related parties	1,751,914	705,441
Liability under credit facility	874,228	-
Other taxes payables	2,231,903	4,973,474
Accrued expenses and other liabilities	1,508,819	605,974
Total current liabilities	16,331,849	26,041,838
Non-current liabilities
Farmland lease payable	-	801,139
Total non-current liabilities	-	801,139
Total liabilities	16,331,849	26,842,977

Commitments and contingencies	-	-

Shareholders’ Equity
Preferred stock (No par value, Unlimited number authorized, Issued and outstanding: none)	-	-
Common stock (No par value, Unlimited number authorized, 28,030,010 shares issued and outstanding as of December 31, 2018 and December 31, 2017)	-	-
Additional paid in capital	7,057,676	7,057,676
Statutory reserve	1,811,576	1,779,412
Retained earnings	20,787,143	15,634,756
Accumulated other comprehensive (loss) income	(836,958)	558,264
Total Jufeel International Group’s shareholders’ equity	28,819,437	25,030,108
Non-controlling interests	418,708	505,295
Total Shareholders’ Equity	29,238,145	25,535,403
Total liabilities and shareholders’ equity	$45,569,994	$52,378,380

See accompanying notes to the consolidated financial statements.

Jufeel International Group and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(Amounts in US$)

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Net revenue
Product sales to third parties	$17,569,303	$27,578,098
Product sales to related parties	63,985	285,874
Total net revenue	17,633,288	27,863,972

Cost of revenue
Cost of product sales – third parties	4,553,012	4,133,794
Cost of product sales – related parties	16,581	58,854
Total cost of revenue	4,569,593	4,192,648
Gross profit	13,063,695	23,671,324

Operating expenses:
Selling and marketing expenses	918,476	2,684,587
General and administrative expenses	4,951,022	5,253,734
Research and development expenses	979,944	596,297
Total operating expenses	6,849,442	8,534,618

Income from Operations	6,214,253	15,136,706

Other (expenses) income	(13,960)	68,202

Income before income taxes	6,200,293	15,204,908
Income tax expense	1,080,423	3,032,253
Net income	5,119,870	12,172,655
Net loss (income) attributable to non-controlling interests	64,681	(291,180)
Net income attributable to Jufeel International Group.	$5,184,551	$11,881,475

Net income	$5,119,870	$12,172,655
Other comprehensive income
Foreign currency translation (loss) gain, net of nil income taxes	(1,395,222)	1,074,283
Comprehensive income	$3,724,648	$13,246,938
Comprehensive loss (income) attributable to non-controlling interests	86,587	(312,747)
Comprehensive income attributable to Jufeel International Group	$3,811,235	$12,934,191

Earnings per share-basic and diluted
	$0.18	$0.42
Weighted average number of common stock outstanding-basic and diluted
Basic and diluted	28,030,010	28,030,010

See accompanying notes to the consolidated financial statements.

Jufeel International Group and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in US$)

		Attributable to Jufeel International Group’s Shareholders’ Equity
	Common Stock	Additional paid in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling Interests	Total Equity
Balance, January 1, 2017	28,030,010	$3,862,062	$598,854	$4,933,839	$(516,019)	$192,548	$9,071,284
Equity interests contribution by shareholder for employee and non-employee compensation expenses	-	3,195,614	-	-	-	-	3,195,614
Net income	-	-	-	11,881,475	-	291,180	12,172,655
Foreign currency translation adjustment	-	-	-	-	1,074,283	21,567	1,095,850
Statutory reserve	-	-	1,180,558	(1,180,558)	-	-	-
Balance, January 1, 2018	28,030,010	$7,057,676	$1,779,412	$15,634,756	$558,264	$505,295	$25,535,403
Net income (loss)	-	-	-	5,184,551	-	(64,681)	5,119,870
Foreign currency translation adjustment	-	-	-	-	(1,395,222)	(21,906)	(1,417,128)
Statutory reserve	-	-	32,164	(32,164)	-	-	-
Balance, December 31, 2018	28,030,010	$7,057,676	$1,811,576	$20,787,143	$(836,958)	$418,708	$29,238,145

See accompanying notes to the consolidated financial statements.

Jufeel International Group and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017
Cash Flows From Operating Activities
Net income	$5,119,870	$12,172,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	379,372	125,519
Amortization expense	179,395	175,737
Deferred income tax	-	3,061
Provision for allowance for doubtful accounts	3,216	72,216
Inventory impairment	18,976	-
Shareholder contribution for employee and non-employee compensation expenses	-	2,320,171
Loss on disposal of property and equipment	4,299	4,132
Changes in operating assets and liabilities:
Accounts receivable	3,765,978	(7,370,262)
Other receivables	343,684	675,216
Prepayments	973,766	(1,695,142)
Amounts due from related parties	-	3,399,231
Inventories	(1,418,543)	(164,845)
Deferred inventory costs	455,576	(1,860,525)
Accounts payable	593,239	547,175
Income taxes payable	(1,766,211)	1,711,531
Deferred revenue	(3,797,502)	7,327,014
Advanced payments from customers	(4,202,909)	(2,190,045)
Amount due to related parties	958,891	430,689
Other taxes payable	(2,596,128)	3,236,611
Accrued expenses and other current liabilities	67,848	96,839
Long term prepayments and other non-current assets	(190,562)	-
Net cash (used) in provided by operating activities	(1,107,745)	19,016,978

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(11,393,885)	(12,627,307)
Repayment from related parties	-	8,704,916
Loans to third parties	(5,417,516)	(296,217)
Repayment of loan from third parties	4,866,365	-
Payment of cooperation deposit		(888,651)
Return of cooperation deposit	906,697	-
Net cash used in investing activities	(11,038,339)	(5,107,259)

Cash Flows From Financing Activities
Loan obtained under line of credit	906,697	-
Borrowings from a related party	151,116	-
Net cash provided by financing activities	1,057,813	-

Effect of exchange rate fluctuation on cash and cash equivalents	(388,247)	579,350

Net (decrease) increase in cash and cash equivalents	(11,476,518)	14,489,069
Cash and cash equivalents, beginning of year	16,391,266	1,902,197
Cash and cash equivalents, end of year	$4,914,748	$16,391,266

Supplemental disclosure information:
Cash paid for income tax expense	$2,104,562	$1,320,624
Cash paid for interest expense	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment financed by other payables	$340,640	$247,697

See accompanying notes to the consolidated financial statements.

Jufeel International Group and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in US$ unless otherwise noted)

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

Organization and description of business

Jufeel International Group (the “Company” or “Jufeel Wyoming”) was incorporated on July 27, 2017 under the laws of the state of Wyoming, United States of America. Through the reorganization as described below, Jufeel Wyoming ultimately merged with Jufeel International Group Nevada (“Jufeel Nevada”) (formerly Bros Holding Company). The shareholders of Jufeel Nevada became the shareholders of Jufeel Wyoming on a one-for-one basis and Jufeel Wyoming became the ultimate holding company of Jufeel Holdings Co., Ltd. (“Jufeel Holdings”), Ivan International Biology Limited. (“Ivan International”), and Kaifeng Ivan King Biotechnology Co., Ltd. (“Ivan King” or “WFOE”).

Jufeel Holdings was established in the British Virgin Islands (“BVI”) on May 10, 2017 by a third party on behalf of Mr. Rongxuan Zhang, the founder, president, chairman and the controlling shareholder of the Company (“Mr. Zhang”). On May 16, 2017, the third party transferred all the shares to Mr. Zhang for no consideration. On August 22, 2017, Mr. Zhang has transferred all the shares to Jufeel Wyoming.

Ivan International was established as an investment holding company by a third party in Hong Kong Special Administrative Region of the People’s Republic of China (the “PRC”) on April 23, 2015. On June 7, 2017, the shares of Ivan International were transferred to Mr. Zhang for $1,200. On the same day, Jufeel Holdings signed a shareholding entrustment agreement with Mr. Zhang to state that Mr. Zhang holds the equity interest in Ivan International on behalf of Jufeel Holding. As a result, Jufeel Holdings holds 100% equity interest in Ivan International. On October 27, 2017 the official transfer of shares of Ivan International to Jufeel Holdings was completed.

Ivan King was established as a wholly foreign owned enterprise on August 9, 2017 in Kaifeng, the PRC by Ivan International. Ivan King is principally engaged in providing related technical supports and business consulting services to Kaifeng Jufeel Biotech Co, Ltd. (“Kaifeng Jufeel”).

Kaifeng Jufeel was incorporated on August 5, 2011 and registered in Kaifeng, Henan Province, under the laws of the PRC with a principal office in Zhengzhou, Henan. Kaifeng Jufeel was 49% owned by Mr. Zhang and 51% owned by Henan Jufeel Technology Group Co., Ltd. (“Henan Jufeel”), an entity owned by Mr. Zhang, before September 23, 2016. From September 23, 2016 to October 24, 2017, Mr. Zhang contributed 32.5% of the equity interests of Kaifeng Jufeel to certain shareholders (see Note 17 for details). After the contribution, Mr. Zhang owns 67.5% of the equity interests of Kaifeng Jufeel.

Hainan Zhongchen Biological Engineering Co, Ltd. (“Hainan Zhongchen”), was incorporated on July 3, 2001 in Haikou, Hainan Province, under the laws of the PRC by former independent third parties. In 2012, the 70% ownership interest of Hainan Zhongchen was sold to Jufeel Technology and Trading Co., Ltd., a company which was controlled by Mr. Zhang, for $3,103,133 and Mr. Zhang became the ultimate controlling shareholder of Hainan Zhongchen. In October 2016, the 70% ownership interest of Hainan Zhongchen owned by Jufeel Technology and Trading Co., Ltd. was transferred to Kaifeng Jufeel. As a result, the transfer of the 70% ownership interest was accounted as business combination under common control.

Suzhou Yihuotong E-business Co, Ltd (“Suzhou Yihuotong”) was incorporated on August 10, 2016 registered in Suzhou, Jiangsu Province, under the laws of the PRC, a wholly owned subsidiary of Kaifeng Jufeel.

Wuxi Jufeel PMAS Life Technology Co, Ltd (“Wuxi Jufeel”) was incorporated on October 11, 2016 registered in Suzhou, Jiangsu Province, under the laws of the PRC. The shareholders Mrs. Zhang Yi, Henan Jufeel and Mr. Lu Dajie hold 70%, 10% and 20% of Wuxi Jufeel’s ownership interest, respectively. On the same day, Mrs. Zhang Yi and Henan Jufeel signed a share entrustment agreement with Kaifeng Jufeel to state that they hold the equity interest in Wuxi Jufeel on behalf of Kaifeng Jufeel. In this regard, Kaifeng Jufeel owns 80% equity interest in Wuxi Jufeel. As a result, Kaifeng Jufeel consolidates Wuxi Jufeel and there is a 20% non-controlling interests in Wuxi Jufeel.

Changzhou Jufeel PMAS Aloe Biotechnology Co, Ltd. (“Changzhou Jufeel”) was incorporated on May 23, 2017 registered in Changzhou, Jiangsu Province, under the laws of the PRC, Kaifeng Jufeel owns 70%, and Wuxi Jufeel owns 30% of its equity interests.

Reorganization

On January 14, 2017, Jufeel Nevada was purchased by a third party on behalf of Mr. Zhang for $120,000 and then transferred to Mr. Zhang on February 27, 2017 for no consideration. In February 2017, Jufeel Nevada effected a 1-for-500 reverse split of its common stock. As a result of the reverse split, there were 200,010 common shares issued and outstanding, of which 170,000 were beneficially owned by Mr. Zhang and 30,010 shares were owned by the former shareholders. The 30,010 shares owned by the former shareholders have been presented as outstanding as of the beginning of the earliest period presented. In July 2017, Jufeel Nevada reorganized as a holding company, incorporating three tiers of Oklahoma subsidiaries (Jufeel Interim Corporation (“Jufeel Interim”), Jufeel International Group, Inc. (“Jufeel Oklahoma”), Bros Holding Company and Jufeel Wyoming). In August 2017, Jufeel Nevada merged into Jufeel Interim, and then merged into Bros Holding Company, with Bros Holding Company as the surviving entity. Bros Holding Company was sold to a non-affiliated third party, and later dissolved on November 3, 2017. On August 22, 2017, Jufeel Oklahoma merged into Jufeel Wyoming in order to change its domicile to Wyoming, with Jufeel Wyoming as the surviving entity.

Effective on August 22, 2017, shareholders of Kaifeng Jufeel and Ivan King or WOFE entered into a series of contractual agreements (“VIE Agreements” which are described below). As a result, the Company, through its wholly owned subsidiaries Ivan King, identify Kaifeng Jufeel as a variable interest entity (or “VIE”) and has been determined to be the primary beneficiary of Kaifeng Jufeel. Accordingly, the Company consolidates Kaifeng Jufeel’s operations, assets and liabilities.

As a part of the holding company reorganization, on September 15, 2017 and October 24, 2017, Jufeel Wyoming issued 27,830,000 additional shares to Mr. Zhang and employees, service providers and cooperation partners of the Company. The issuance of these shares represented interests for each holders in Kaifeng Jufeel prior to the reorganization. Following the issuances, Mr. Zhang owns, either directly or through entities controlled by him, approximately 18,892,943 shares, or 67.4% of the Company’s common stock. On October 25, 2017, the reorganization was completed.

Immediately before and after the Reorganization, the ultimate owners’ equity interests of Kaifeng Jufeel were almost identical of those of the Company. Accordingly, the Reorganization is accounted for as a legal reorganization of the entities under common control in a manner akin to a pooling of interest as if the Company, through its wholly owned subsidiaries, had been in existence and been the primary beneficiary of the VIE throughout the periods presented in the consolidated financial statements.

The VIE arrangements:

On August 22, 2017, Ivan King, Kaifeng Jufeel, and the shareholders of Kaifeng Jufeel have entered into a series of contractual agreements in order to enable the Company to (1) have power to direct the activities that most significantly affects the economic performance of Kaifeng Jufeel, and (2) receive the economic benefits of Kaifeng Jufeel that could be significant to Kaifeng Jufeel. The Company is fully and exclusively responsible for the management of Kaifeng Jufeel, assumes all of risk of losses of Kaifeng Jufeel and has the exclusive right to exercise all voting rights of Kaifeng Jufeel’s shareholder. Therefore, the Company is considered the primary beneficiary of Kaifeng Jufeel and has consolidated Kaifeng Jufeel’s assets, liabilities, results of operations, and cash flows in the accompanying consolidated financial statements.

•	Agreements that transfer economic benefits to Ivan King

Business Operations Agreement. Pursuant to the terms of a business operations agreement dated August 22, 2017, between Ivan King and the shareholders of Kaifeng Jufeel (the “Business Operations Agreement”), Kaifeng Jufeel and their shareholders agreed to entrust the operations and management of its business to Ivan King. According to the Business Operations Agreement, Ivan King possesses the full and exclusive right to manage Kaifeng Jufeel’s operations, assets and personnel, and Kaifeng Jufeel shall pledge to Ivan King all of its assets, including accounts receivable, and the latter has the obligation to guarantee all of the obligations of the former. The Business Operations Agreement has a ten year term but may be terminated earlier if (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of Kaifeng Jufeel; or (iii) Ivan King acquires all of the assets or equity of Kaifeng Jufeel (as more fully described below under “Exclusive Option Agreement”).

Exclusive Consulting and Service Agreement. Pursuant to the terms of an exclusive consulting and service agreement dated August 22, 2017, between Ivan King and Kaifeng Jufeel (the “Service Agreement”), Ivan King is the exclusive technology consulting service provider to Kaifeng Jufeel. Kaifeng Jufeel agreed to pay Ivan King all fees payable for technology which may be developed or owned by Ivan King. The Service Agreement shall remain in effect for ten years or until (i) the parties mutually agree to terminate the agreement; (ii) the dissolution of Kaifeng Jufeel; or (iii) Ivan King acquires Kaifeng Jufeel (as more fully described below under “Exclusive Option Agreement”).

•	Agreements that provide Ivan King effective control over Kaifeng Jufeel

Shareholder’s Voting Proxy Agreement. Pursuant to the terms of certain shareholder’s voting proxy agreements dated August 22, 2017, between Ivan King and each of the shareholders of Kaifeng Jufeel (the “Shareholder’s Voting Proxy Agreement”), the shareholders of Kaifeng Jufeel irrevocably appointed Ivan King as their proxy to exercise on such shareholders’ behalf all of their voting rights as shareholders pursuant to PRC law and the Articles of Association of Kaifeng Jufeel, including the appointment and election of directors of Kaifeng Jufeel. The Shareholder’s Voting Proxy Agreement has a term of 10 years and will be mutually extended on each 10-year anniversary; provided, that in the event of the termination of the Business Operations Agreement, the Shareholder’s Voting Proxy Agreements will automatically terminate.

Exclusive Equity Option Agreement. Pursuant to the terms of an exclusive option agreement dated August 22, 2017, between Ivan King, Kaifeng Jufeel, and the shareholders of Kaifeng Jufeel (the “Exclusive Option Agreement”), the shareholders of Kaifeng Jufeel granted Ivan King (or its designee) an irrevocable and exclusive purchase option (the “Option”) to acquire Kaifeng Jufeel’s equity interests and/or remaining assets, but only to the extent that the acquisition does not violate limitations imposed by PRC law on such transactions. The Option is exercisable at any time at Ivan King’s discretion so long as such exercise and subsequent acquisition of Kaifeng Jufeel does not violate PRC law. The consideration for the exercise of the Option shall be the registered capital of Kaifeng Jufeel. Ivan King may transfer all rights and obligations under the Exclusive Option Agreements to a third party. The Exclusive Option Agreement may be terminated by Ivan International if its exercise becomes prohibited by law.

Equity Interest Pledge Agreement. Pursuant to the terms of an equity interest pledge agreement dated August 22, 2017, between Ivan King and the shareholders of Kaifeng Jufeel (the “Pledge Agreement”), the shareholders of Kaifeng Jufeel pledged all of their equity interests in Kaifeng Jufeel to Ivan King including the proceeds thereof, to guarantee all of Ivan King’s rights and benefits under the Business Operations Agreement, the Exclusive Option Agreements, and the Shareholder’ Voting Proxy Agreements. Prior to termination of the Pledge Agreement, the pledged equity interests cannot be transferred without Ivan King’s prior written consent. The Pledge Agreements may be terminated only upon the written agreement of the parties, and expire two years after the last to terminate of any of the other named agreements.

Risks in relation to the VIE structure

The Company believes that the contractual arrangements with its VIE and their respective shareholders are in compliance with PRC laws and regulations and are legally enforceable. However, uncertainties in the PRC legal system could limit the Company’s ability to enforce the contractual arrangements. If the legal structure and contractual arrangements were found to be in violation of PRC laws and regulations, the PRC government could:

•	revoke the business and operating licenses of the Company’s PRC subsidiary and VIE;

•	discontinue or restrict the operations of any related-party transactions between the Company’s PRC subsidiary and VIE;

•	limit the Group’s business expansion in China by way of entering into contractual arrangements;

•	impose fines or other requirements with which the Company’s PRC subsidiary and VIE may not be able to comply;

•	require the Company or the Company’s PRC subsidiary and VIE to restructure the relevant ownership structure or operations; or

•	restrict or prohibit the Company’s use of the proceeds of the additional public offering to finance the Group’s business and operations in China.

The Company’s ability to conduct its business may be negatively affected if the PRC government were to carry out of any of the aforementioned actions. As a result, the Company may not be able to consolidate its VIE in its consolidated financial statements as it may lose the ability to exert effective control over the VIE and their respective shareholders and it may lose the ability to receive economic benefits from the VIE. The Company, however, does not believe such actions would result in the liquidation or dissolution of the Company, its PRC subsidiary or its VIE.

The interests of the shareholders of the VIE may diverge from that of the Company and that may potentially increase the risk that they would seek to act contrary to the contractual terms, for example by influencing the VIE not to pay the service fees when required to do so. The Company cannot assure that when conflicts of interest arise, shareholders of the VIE will act in the best interests of the Company or that conflicts of interests will be resolved in the Company’s favor. Currently, the Company does not have existing arrangements to address potential conflicts of interest the shareholders of the VIE may encounter in its capacity as beneficial owners and directors of the VIE, on the one hand, and as beneficial owners and directors of the Company, on the other hand. The Company believes the shareholders of the VIE will not act contrary to any of the contractual arrangements and the exclusive option agreements provide the Company with a mechanism to remove the current shareholders of the VIE should they act to the detriment of the Company. The Company relies on certain current shareholders of the VIE to fulfill their fiduciary duties and abide by laws of the PRC and act in the best interest of the Company. If the Company cannot resolve any conflicts of interest or disputes between the Company and the shareholders of the VIE, the Company would have to rely on legal proceedings, which could result in disruption of its business, and there is substantial uncertainty as to the outcome of any such legal proceedings.

Total assets and liabilities presented on the Company’s consolidated balance sheets and revenue, expense and net income presented on consolidated statements of income and comprehensive income as well as the cash flow from operating, investing and financing activities presented on the consolidated statements of cash flows are substantially the financial position, operation and cash flow of the Company’s VIE and its subsidiaries. The Company has not provided any financial support to Kaifeng Jufeel for the years ended December 31, 2018 and 2017. The assets and liabilities of the consolidated VIE as of December 31, 2018 and 2017 are listed below:

	December 31,	December 31,
	2018	2017

Current assets	$13,250,570	$29,598,898
Non-current assets	31,510,706	22,744,897
Total assets	$44,761,276	$52,343,795
Current liabilities	$16,061,399	$26,006,390
Non-current liabilities	-	801,139
Total liabilities	$16,061,399	$26,807,529

Details of the subsidiaries and VIE of the Company are set out below:

	Date of incorporation	Place of incorporation	Percentage of ownership	Principal activities
Wholly owned subsidiaries
Jufeel Holdings	May 10, 2017	British Virgin Islands	100%	Investment holding
Ivan International	April 23, 2015	Hong Kong	100%	Investment holding
Ivan King	August 09, 2017	PRC	100%	Consultancy service
Variable Interest Entity (“VIE”)
Kaifeng Jufeel	August 05, 2011	PRC	VIE	Aloe product and distributorship sales
VIE’s subsidiaries
Hainan Zhongchen	July 03, 2001	PRC	70% owned by Kaifeng Jufeel	Aloe material production and sales
Suzhou Yihuotong	August 10, 2016	PRC	100% owned by Kaifeng Jufeel	Aloe product sales
Wuxi Jufeel	October 11, 2016	PRC	80% owned by Kaifeng Jufeel	Aloe product production and sales
Changzhou Jufeel	May 23, 2017	PRC	70% owned by Kaifeng Jufeel and 30% owned by Wuxi Jufeel	Aloe product production and sales

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied.

b.	Principles of consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and its VIE. All inter-company transactions and balances have been eliminated upon consolidation.

Non-controlling interests represent the equity interests in the subsidiaries of the VIE that are not attributable, either directly or indirectly, to the Company.

c.	Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates. Significant items subject to such estimates and assumptions include allowance for doubtful accounts, valuation of inventory and fair value of equity interests contribution from shareholders, valuation allowance for deferred tax assets and recoverability of carrying amount and the estimated useful lives of long-lived assets.

d.	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand, cash in bank with no restrictions, as well as highly liquid investments which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when initially purchased.

e.	Allowance for doubtful accounts

The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing receivables. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company usually receives customer payments in advance for its distributors/agents sales, and gives one month credit terms to some of the enterprise customers and retail customers. The allowance for doubtful accounts as of December 31, 2018 and 2017 was $74,145 and $74,621, respectively.

f.	Inventory

The Company values its inventories at the lower of cost or net realizable value.

Where there is evidence that the utility of inventories, in their disposal in the ordinary course of business, will be less than cost, whether due to physical deterioration, obsolescence, changes in price levels, or other causes, the inventories are written down to net realizable value. Any idle facility costs or excessive spoilage are recorded as current period charges.

Hainan Zhongchen used weighted average method for its finished goods and first in first out method for other inventories. Wuxi Jufeel and Changzhou Jufeel used weighted average for inventories. Kaifeng Jufeel used first in first out method for inventories.

The impairment charged for the years ended December 31, 2018 and 2017 was $18,976 and nil, respectively.

g.	Deferred inventory costs

The Company has not recognized revenue for the part of the inventory delivered where the collectability was not reasonably assured for the years ended December 31, 2018 and 2017 and recognized deferred inventory costs for the delivered inventories as the costs related directly to contracts. The costs are expected to be recovered when the Company collects from its customers. The deferred inventory costs will be charged to the cost of revenue when collections are made from its customers and revenue is recognized.

h.	Research and development expenditures

Research and development expenditures include salaries, wages and other costs of personnel engaged in research and development, costs of services performed by others for research and development on our behalf are expensed when incurred.

i.	Property, plant and equipment, net

Property and equipment are recorded at cost less accumulated depreciation with no residual value. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the assets:

Buildings	20 years
Machinery and equipment	3-11 years
Furniture and office equipment	3-10 years
Motor vehicles	4-8 years
Leasehold improvements	Shorter of estimated useful life (10 to 20 years) or remaining lease terms

When office equipment and electronic devices are retired or otherwise disposed of, resulting gain or loss is included in net income or loss in the year of disposition for the difference between the net book value and proceeds received thereon. Maintenance and repairs which do not improve or extend the expected useful lives of the assets are charged to expenses as incurred.

Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful life of the asset or the remaining lease term. Construction in progress is related to the construction or development of property (including land) and equipment that have not yet been placed in service for our intended use. Depreciation for equipment commences once it is placed in service and depreciation for buildings and amortization of leasehold improvements commences once they are ready for our intended use. Construction in progress represents capital expenditures for direct costs of construction or acquisition and design fees incurred, and the interest expenses directly related to the construction. Capitalization of these costs ceases and the construction in progress is transferred to the appropriate category of property, plant and equipment when substantially all the activities necessary to prepare the assets for their intended use are completed. Construction in progress is not depreciated.

j.	Land use right

Land use rights are stated at cost less accumulated amortization. Amortization is recorded using the straight-line method over their 50 year useful lives. All land in China is owned by the Chinese government. The government in China, according to law, may sell the right to use the land for a specified period of time. Thus, all of the Company’s land purchases in China are considered to be leasehold land under lease and are stated at cost less accumulated amortization.

k.	Long-Lived Assets

Certain assets such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets that are held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount exceeds the fair value of the asset. No impairment was recognized for the years ended December 31, 2018 and 2017.

l.	Revenue recognition

The Company recognizes revenue in accordance with Accounting Standard Codification (“ASC”) 605, Revenue Recognition. Revenues are recognized when the four of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the title and risk of loss have passed, (iii) the fees are fixed or determinable, and (iv) collectability is reasonably assured. Amounts received for undelivered merchandise are recorded as advanced payments from customers.

The sales of aloe products are derived principally from providing aloe products to customers, including both distributors/agents and enterprise customers.

(a) Distributors/Agents: The Company recognizes revenue upon the delivery of products to distributors/agents, which is when title and risk and rewards of ownership have passed to distributors/agents and when collectability is reasonably assured. When the collectability is not reasonably assured, the revenue will not be recognized until payments are collected. Discounts provided were recorded as deduction of net sales.

(b) Enterprise customers: For enterprise customers, the Company recognized revenue when the title and risk of loss have passed to enterprise customers and collectability is reasonably assured. When the collectability is not reasonably assured, the Company recognize revenue according to cost recovery method where no profit is recognized until the proceeds received exceed the related cost of the goods delivered. All collections received after the costs are fully recovered are reflected as income. The Company deferred the recognition of revenue with deferred inventory cost of $1,391,066 and $1,922,486 as of December 31, 2018 and 2017, respectively, for the related cost of inventory already delivered where the collections of payment from the enterprise customers are not reasonably assured. The Company recorded accounts receivable of $3,546,584 and $7,571,026 as the Company had the legal right to claim on the proceeds from the enterprise customers and with credit to deferred revenue in the same amount as of December 31, 2018 and 2017, respectively. For the accounts receivable as of December 31, 2017, $7,466,669 has been collected and recognized in 2018. Subsequently, $3,087,124 of the accounts receivable as of December 31, 2018 were collected and same amount of deferred revenue recognized as revenue. $1,220,432 of the deferred inventory costs as of December 31, 2018 were released to the cost of revenue.

Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including value-added, and tax surcharge, are presented on a net basis (excluded from net sales).

m.	Advertising, Sales and Marketing Costs

Advertising, sales and marketing costs consist primarily of costs for the promotion of corporate image and product marketing. The Company expensed all marketing and advertising costs as incurred.

n.	Shipping and handling costs

The Company expenses shipping and handling costs in conjunction with sale of its products as incurred and the shipping and handling costs is included as part of selling and marketing expenses. Total shipping and handling costs were $223,121 and $286,431 for the years ended December 31, 2018 and 2017, respectively.

o.	Share-based compensation

Employees’ share-based awards are measured at the grant date fair value of the awards and recognized as expenses over the requisite service period, which is the vesting period.

All transactions in which goods or services from non-employees are received in exchange for equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

Non-employees’ share-based awards are measured at fair value at the earlier of the commitment date or the date the services are completed.

The fair value of the equity award granted was assessed using discounted cash flow method under income approach, with a discount for lack of marketability given that the equity interests underlying the awards were not publicly traded. This assessment required complex and subjective judgments regarding the Company’s projected financial and operating results, its unique business risks, the liquidity of its ordinary shares and its operating history and prospects at the time the promise to give the equity interests were made. The fair value of these awards was determined using management’s estimates and assumptions. Significant estimates and assumptions used were including revenue growth rate, terminal growth rate, and discount rate.

The assumptions used in share-based compensation expense recognition represent management’s best estimates, but these estimates involve inherent uncertainties and application of management judgment. If factors change or different assumptions are used, the share-based compensation expenses could be materially different for any period. Moreover, the estimates of fair value of the awards are not intended to predict actual future events or the value that ultimately will be realized by grantees who receive share-based awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company for accounting purposes.

p.	Shareholder contribution

The value of the shares transferred should be reflected as an expense in the Company’s financial statements with a corresponding credit to contributed (paid-in) capital.

Share-based payments awarded to an employee of the reporting entity by a related party or other holder of an economic interest in the entity as compensation for services provided to the entity are share-based payment transactions to be accounted as above unless the transfer is clearly for a purpose other than compensation for services to the reporting entity. The substance of such a transaction is that the economic interest holder makes a capital contribution to the employees of the Company in exchange for services rendered.

q.	Income taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, the provision for income taxes represents income taxes paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year. Deferred taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid, and result from differences between the financial and tax bases of the Company’s assets and liabilities and are adjusted for changes in tax rates and tax laws when enacted.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. In evaluating the need for a valuation allowance, management considers all potential sources of taxable income, including income available in carryback periods, future reversals of taxable temporary differences, projections of taxable income, and income from tax planning strategies, as well as all available positive and negative evidence. Positive evidence includes factors such as a history of profitable operations, projections of future profitability within the carryforward period, including from tax planning strategies, and the Company’s experience with similar operations. Existing favorable contracts and the ability to sell products into established markets are additional positive evidence. Negative evidence includes items such as cumulative losses, projections of future losses, or carryforward periods that are not long enough to allow for the utilization of a deferred tax asset based on existing projections of income. Deferred tax assets for which no valuation allowance is recorded may not be realized upon changes in facts and circumstances, resulting in a future charge to establish a valuation allowance.

Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitation has expired or the appropriate taxing authority has completed their examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

r.	Value added taxes (“VAT”)

The Company was subject to VAT at the rate of 17% on sales of its products (before May 1, 2018), and 11% on sales of the agricultural products (before May 1, 2018) and at the rate of 6% of its membership revenue. The PRC government has announced VAT reduction, which was effected in May 2018. Therefore, on and after May 1, 2018, the Company is subject to VAT at the rate of 16% on sales of its products, and 10% on sales of the agricultural products and at the rate of 6% of its membership revenue, which the Company issued membership fee VAT invoices though membership fees are recognized with the sales of aloe products as a single unit of accounting under US GAAP. The Company is also subject to surcharges, which includes urban maintenance and construction taxes and additional education fees on VAT payable in accordance with PRC law. The surcharges are at the rate of 12% of the VAT payable, depending on which tax jurisdiction the Company’s PRC operating subsidiaries and the VIE operate in.

s.	Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

t.	Foreign currency transactions and translations

An entity’s functional currency is the currency of the primary economic environment in which it operates, normally that is the currency of the environment in which the entity primarily generates and expends cash. Management’s judgment is essential to determine the functional currency by assessing various indicators, such as cash flows, sales price and market, expenses, financing and inter-company transactions and arrangements. The functional currency of the Company is the Renminbi (“RMB’), and PRC is the primary economic environment in which the Company operates. The reporting currency of these combined financial statements is the United States dollar (“US Dollars” or “$”).

For financial reporting purposes, the financial statements of the Company, which are prepared using the RMB, are translated into the Company’s reporting currency, the United States Dollar. Assets and liabilities are translated using the exchange rate at each balance sheet date.  Revenue and expenses are translated using average rates prevailing during each reporting period, and shareholders’ equity is translated at historical exchange rates. Adjustments resulting from the translation are recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. The resulting exchange differences are included in the determination of net loss of the combined financial statements for the respective periods.

The exchange rates used for foreign currency translation were as follows (US Dollars $1 = RMB):

	Year End	Average
12/31/2018	6.8632	6.6174
12/31/2017	6.5342	6.7518
12/31/2016	6.9370	6.6423

No representation is made that the RMB amounts could have been, or could be, converted into U.S. dollars at the rates used in translation.

u.	Statutory Reserve

The Company’s PRC subsidiaries, VIE and VIE’s subsidiaries in China are required to make appropriations to certain non-distributable reserve funds.

In accordance with the laws applicable to China’s Foreign Investment Enterprises, the Company’s subsidiaries that are foreign investment enterprises in China have to make appropriations from their after-tax profit (determined under the Accounting Standards for Business Enterprises promulgated by the Ministry of Finance of the People’s Republic of China (“PRC GAAP”) to reserve funds including (i) general reserve fund; (ii) enterprise expansion fund; and (iii) staff bonus and welfare fund. The appropriation to the general reserve fund must be at least 10% of the after-tax profits calculated in accordance with PRC GAAP. Appropriation is not required if the reserve fund has reached 50% of the registered capital of the respective companies. Appropriations to the other two reserve funds are subject to discretion of respective companies.

v.	Earnings per share

Companies are required to present basic and diluted EPS. Basic EPS is measured as net income divided by the weighted average common stock outstanding for the period. Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common stock (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential common stock that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018	2017

Numerator:
Net income attributable to Jufeel International Group	$5,184,551	$11,881,475
Denominator:
Weighted-average shares outstanding basic and diluted: -Common stock issued and outstanding	28,030,010	28,030,010
Basic and diluted earnings per share	$0.18	$0.42

w.	Comprehensive Income

Comprehensive income is defined as the change in equity of the Company during a period from transactions and other events and circumstances excluding those resulting from investments by and distributions to shareholders. Accumulated other comprehensive income (loss), as presented on the accompanying consolidated balance sheets, only consists of cumulative foreign currency translation adjustment.

x.	Segment Reporting

The Company uses the “management approach” in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. The Company’s reportable segments are based on products, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company has two reportable segments (aloe product sales and aloe material sales) for the years ended December 31, 2018 and 2017.

y.	Fair Value Measurements

The Company’s financial instruments are accounted for at fair value on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of the fair value hierarchy are described below:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices included within Level 1 that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

There were no transfers between level 1, level 2 or level 3 measurements for the years ended December 31, 2018 and 2017.

As of December 31, 2018 and 2017, none of the Company’s nonfinancial assets or liabilities was measured at fair value on a nonrecurring basis.

The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivables, short-term bank loan and accounts payable, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

z.	JOBS Act Accounting Election

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, the financial statements may not be comparable to companies that comply with public company effective dates.

aa.	Recently issued accounting standards

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. This new standard (Topic 606) will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to correlate with the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, while allowing a company to adopt the new revenue standard early but not before the original effective date.

In March 2016, the FASB issued ASU 2016-08, which amends the principal-versus-agent implementation guidance and illustrations in the new revenue standard. ASU No. 2016-08 specifically provides clarification around performance obligations for goods or services provided by another entity, assisting in determining whether the entity is the provider of the goods or services, the principal, or whether the entity is providing for the arrangement of the goods or services, the agent.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU No. 2016-10 provides guidance around identifying whether promised goods or services are distinct and separately identifiable, whether promised goods or services are material or immaterial to the contract, and whether shipping and handling is considered an activity to fulfill a promise or an additional promised service. ASU No. 2016-10 also provides guidance around an entity’s promise to grant a license providing a customer with either a right to use or a right to access the license, which then determines whether the obligation is satisfied at a point in time or over time, respectively.

In May 2016, the FASB issued ASU No. 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, which rescinds various standards codified as part of Topic 605, Revenue Recognition in relation to the future adoption of Topic 606. These rescissions include changes to topics pertaining to revenue and expense recognition including accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”).

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers (“ASU 2016-20”). ASU 2016-12 and ASU 2016-20 do not change the core principle of the guidance in Topic 606. Rather, ASU 2016-12 and ASU 2016-20 affects only certain narrow aspects of Topic 606.

The Company adopted the new revenue standard beginning January 1, 2019 and decided to use the modified retrospective method. Based on the Company’s preliminary evaluation, the Company identified similar amount and timing of revenue recognized compared with the legacy U.S. GAAP, i.e. the adoption of the new revenue recognition standard will have no material impact on the Company’s financial condition and results of operations. However, adopting the new revenue standard will significantly increase the disclosure requirements of the sufficient information (qualitatively and quantitatively) to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company plans to continue the evaluation and analysis of its adoption of ASU 2014-09 (including those subsequently issued updates that clarify or amend ASU 2014-09’s provisions) as the Company works towards the implementation and finalizes its determination of the impact that the adoption will have on its consolidated financial statements.

In February 2018, the FASB issued guidance to address the income tax accounting treatment of the tax effects within other comprehensive income due to the enactment of the Tax Cuts and Jobs Act (the “Act”). This guidance allows entities to elect to reclassify the tax effects of the change in the income tax rates from other comprehensive income to retained earnings. The guidance is effective for periods beginning after December 15, 2018 although early adoption is permitted. The Company has evaluated and concluded that there was no impact on its consolidated financial position and results of operations.

In March 2018, the FASB issued ASU 2018-05: “Income Taxes (Topic 740)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118”. The amendments in this ASU add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, which expresses the view of the staff regarding application of Topic 740, Income Taxes, in the reporting period that includes December 22, 2017 – the date on which the Tax Cuts and Jobs Act was signed into law. The Company has evaluated and concluded that there was no impact on its consolidated financial position and results of operations.

In June 2018, the FASB issued ASU 2018-07: “Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting”. This ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity—Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The Company does not currently expect the adoption of the amendment to have a material impact on its consolidated financial position and results of operations.

In July 2018, the FASB issued ASU 2018-09: “Codification improvements”. The amendments represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. The amendments in this ASU include those made to: Income Statement-Reporting Comprehensive Income-Overall; Debt-Modifications and Extinguishments; Distinguishing Liabilities from Equity-Overall; Compensation-Stock Compensation-Income Taxes; Business Combinations-Income Taxes; Derivatives and Hedging-Overall; Fair Value Measurement-Overall; Financial Services-Brokers and Dealers-Liabilities; and Plan Accounting-Defined Contribution Pension Plans-Investments-Other. The amendments are effective for all entities for annual periods beginning after December 15, 2018. The effectiveness of this update is not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In February 25, 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842). It requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company (as an EGC) that is taking advantage of the extended transition period offered to private entities would apply this for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

In July 2018, the FSAB issued ASU 2018-10 ASC Topic 842: “Codification Improvements to Leases” The amendments are to address stakeholders’ questions about how to apply certain aspects of the new guidance in Accounting Standards Codification (ASC) 842, Leases. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASC Topic 842 are effective for EGC for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. While early application is permitted, including adoption in an interim period, the Company has not elected to early adopt. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842). This update provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the prior comparative period’s financials will remain the same as those previously presented. Entities that elect this optional transition method must provide the disclosures that were previously required. The Company is evaluating the effect this new guidance will have on our consolidated financial statements and related disclosures.

In March 2019, the FASB issued ASU 2019-01: “Leases (Topic 842)-Codification Improvements”. The amendments in this ASU (1) reinstate the exception in Topic 842 for lessors that are not manufacturers or dealers, specifically, those lessors will use their cost, reflecting any volume or trade discounts that may apply, as the fair value of the underlying asset. However, if significant time lapses between the acquisition of the underlying asset and lease commencement, those lessors will be required to apply the definition of fair value (exit price) in Topic 820; (2) address the concerns of lessors within the scope of Topic 942 about where “principal payments received under leases” should be presented, specifically, lessors that are depository and lending institutions within the scope of Topic 942 will present all “principal payments received under leases” within investing activities; and (3) clarify the Board’s original intent by explicitly providing an exception to the paragraph 250-10-50-3 interim disclosure requirements in the Topic 842 transition disclosure requirements. The effective date of the amendments in this ASU is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years for any of the following: 1. A public business entity; 2. A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; and 3. An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). For all other entities, the effective date is for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early application is permitted. An entity should early apply the amendments as of the date that it first applied Topic 842, using the same transition methodology in accordance with paragraph 842-10-65-1(c). The Company is evaluating the effect this new guidance will have on its consolidated financial statements and related disclosures.

No other recently issued accounting standards are expected to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 3. SIGNIFICANT RISKS

Foreign currency risk

The Company’s operations are located in the PRC. Accordingly, the Company’s business, financial condition, and results of operations may be influenced by the political, economic, and legal environments in the PRC, as well as by the general state of the PRC economy. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environment, and foreign currency exchange. The Company’s results may be adversely affected by changes in the political, regulatory and social conditions in the PRC, and by changes in governmental policies or interpretations with respect to laws and regulations, anti-inflationary measures, currency conversion, remittances abroad, and rates and methods of taxation, among other things.

Credit risk

Credit risk is one of the most significant risks for the Company’s business. Credit risk exposures arise principally in lending activities which is an off-balance sheet financial instrument.

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivables. The Company places its cash and cash equivalents with financial institutions, which management believes are of high-credit ratings and quality.

The Company conducts credit evaluations of customers and generally does not require collateral or other security from its customers.

Concentration risk

Under PRC regulations, each bank account is insured by People’s bank of China with the maximum amount of RMB 500,000 (approximately US$72,852). The cash and cash equivalents balance held in the PRC bank accounts was $4,907,519 and $16,341,475 as of December 31, 2018 and 2017, respectively.

For the years ended December 31, 2018 and 2017, most of the Company’s assets were located in the PRC and all of the Company’s revenues were derived from the PRC.

Customers’ sales accounted for over 10% of the Company’s total net revenue:

	Year ended December 31,	Year ended December 31,
	2018	2017

Customer A	31%	20%
Customer B	28%	15%
Customer C	7%	11%

Customers’ with accounts receivable balances over 10% of the Company’s total net accounts receivable:

	December 31,	December 31,
	2018	2017

Customer A	62%	39%
Customer D	12%	-
Customer B	-	52%

NOTE 4. ACCOUNTS RECEIVABLE, NET

	December 31,	December 31,
	2018	2017

Accounts receivable	$3,677,706	$7,676,824
Allowance	(71,046)	(62,992)
Accounts receivable, net	$3,606,660	$7,613,832

Allowance for doubtful accounts:

	December 31,	December 31,
	2018	2017

Balance at beginning of the year	$62,992	$-
Addition	11,485	60,962
Exchange translation adjustment	(3,431)	2,030
Balance at end of the year	$71,046	$62,992

All of the accounts receivable are non-interest bearing. Based on the assessment of the collectability of the accounts receivable as of December 31, 2018 and 2017, the Company provided approximately $71,046 and $62,992 allowance, respectively. For the year ended December 31, 2018, $11,485 allowance for doubtful accounts was provided against the Company’s accounts receivables.

NOTE 5. LOANS TO THIRD PARTIES

	December 31,	December 31,
	2018	2017

Loan to third party A	$648,386	$-
Loan to third party B	174,845	-
Loan to third party C	-	306,510
Loans to third parties	$823,231	$306,510

As of December 31, 2018, loan to third parties represented operating loans to cooperation partners. Loan to third party A with the principal amount of approximately $5.2 million was from June 2018 to September 2018 without interests. Party A repaid approximately $4.3 million to the Company in August and September 2018 and entered into an extension agreement with the Company in September 2018 and agreed to repay the remaining balance in January 2019 with an annual interest rate of 4.5% for the remaining balance. Party A repaid approximately $0.3 million to the Company in October 2018 and entered into another extension agreement with the Company in January 2019 and agreed to repay the remaining balance in March 2019 with an annual interest rate of 4.5%. The balance had been collected in February 2019 and the Company has waived the interests from Party A. Loan to third party B with the amount of approximately $0.2 million was from September 2018 to January 2019 without interests. Party B entered into an extension agreement with the Company in January 2019 and agreed to repay the remaining balance in March 2019. The balance had been collected in February 2019.

As of December 31, 2017, loan to third party C represented operating loan to a cooperation partner. The term of the loan was from December 2017 to February 2018 with the annual interest rate of 3.6%. The balance had been collected in April 2018.

NOTE 6. OTHER RECEIVABLES, NET

	December 31,	December 31,
	2018	2017

Staff advance	$135,258	$84,996
Others	34,148	441,002
Other receivables	169,406	525,998
Allowance	(3,099)	(11,629)
Other receivables, net	$166,307	$514,369

Allowance for doubtful accounts:

	December 31,	December 31,
	2018	2017

Balance at beginning of the year	$11,629	$-
Addition	-	11,254
Reversal	(8,269)	-
Exchange translation adjustment	(261)	375
Balance at end of the year	$3,099	$11,629

Others included a deposit set aside and advanced to an employee for a potential farmland lease with the amount of $306,082 as of December 31, 2017. The contract was not signed since both parties did not reach an agreement at the end and the balance has been subsequently collected at the beginning of January 2018. For the year ended December 31, 2018, $8,269 allowance for doubtful accounts related to other receivables was reversed due to subsequent collection.

NOTE 7. PREPAYMENTS

	December 31,	December 31,
	2018	2017

Prepayments for inventory purchase	$1,027,544	$1,345,566
Prepaid service fee and others	20,644	741,565
Prepayment	$1,048,188	$2,087,131

As of December 31, 2017, prepaid service fee mainly included prepayments for consulting service for the Company’s listing with a third party and rental of a lab for research and development.

NOTE 8. INVENTORIES

	December 31,	December 31,
	2018	2017

Raw materials	$119,222	$53,129
Packaging materials	297,995	70,187
Finished goods	1,419,121	478,396
Work in progress	272,750	196,177
Inventories	$2,109,088	$797,889

As of December 31, 2018, the balance of finished goods mainly represent two new products launched in 2018 and the balance of work in progress mainly consisted new aloe product in the examination process.

NOTE 9. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	December 31,	December 31,
	2018	2017

Buildings	$2,733,242	$-
Machinery and equipment	2,458,479	1,483,519
Furniture and office Equipment	538,281	471,197
Motor vehicles	393,254	385,665
Leasehold improvements	711,716	276,569
	6,834,972	2,616,950
Less: accumulated depreciation	(2,042,794)	(1,822,942)
	4,792,178	794,008
Add: construction in process	21,917,871	12,364,717
Property, plant and equipment, net	$26,710,049	$13,158,725

Depreciation expense for the years ended December 31, 2018 and 2017 was $379,372 and $125,519 respectively.

Construction in progress represented the Company’s new factory and office building in Kaifeng, Henan Province and building improvement in Changzhou, Jiangsu Province. The main construction work of factory and office building in Kaifeng were completed in the second quarter of 2018 with main construction cost of approximately$17.5 million and it is expected to be placed in service in the second quarter of 2019 when the work on the interior of the building are completed (see Note 22).

The Company has not obtained all required construction permits in accordance with Article 64 of the Urban and Rural Planning Law in China, however, the Company has received a waiver letter from local government that the Company would be not subject to any penalty for the construction.

As of December 31, 2018, one floor of the office in Changzhou Jufeel, which was recorded in buildings with the carrying value of $1,404,840 was pledged against a credit facility from Jiangnan Rural Commercial Bank (see Note 15).

NOTE 10. LAND USE RIGHT, NET

In 2015, the Company received land use rights for a period of 50 years with land sizes of approximately 75,000 square meters, of industrial land in Kaifeng, China from Henan Kaifeng Municipal People’s Government. The Company paid approximately $2.5 million for the land use right. Payment amount included land transfer tax and other fees. This land use right is being used for the Company’s buildings and new manufacturing operations in China. Upon the 50-year expiration of the land use right, the Company will be required to bid again to obtain an extension of these rights.

The following summarizes Land Use Right:

	December 31,	December 31,
	2018	2017

Land use right, cost	$2,404,587	$2,525,658
Less: Accumulated amortization	(152,376)	(109,445)
Land use right, net	$2,252,211	$2,416,213

The Land Use Right was recorded at cost and is being amortized on a straight-line basis over its 50-year useful life. Amortization expense for the years ended December 31, 2018 and 2017 was $49,967 and $48,885, respectively. The Company expects to record annual amortization expense of approximately $48,000 for each of the five succeeding years.

NOTE 11. EQUIPMENT RELATED PREPAYMENTS

As of December 31, 2018, equipment related prepayment represented prepayments related to the equipment purchase in Changzhou Jufeel and Hainan Zhongchen.

As of December 31, 2017, equipment related prepayments consisted of the prepayments made to an agent with the amount of $3,060,818 related to the equipment purchase in July 2017. Since the Company anticipated to change its equipment supplier in 2018 and purchase the equipment after the completion of the factory construction work in 2019, it requested the return of the deposit. As of December 31, 2018, the deposit has been fully collected.

NOTE 12. LONG TERM PREPAYMENTS AND OTHER NON-CURRENT ASSETS

Long term prepayments and other non-current assets mainly consist of prepaid farmland lease of the Company.

	December 31, 2018	December 31, 2017

Prepaid farmland lease	$1,962,580	$2,192,474
Cooperation deposit	-	918,246
Others	208,928	30,224
Long term prepayments and other non-current assets	$2,171,508	$3,140,944

Amortization expense for prepaid farmland lease for the years ended December 31, 2018 and 2017 was $129,428 and $126,852, respectively.

Cooperation deposit represented deposit for a healthcare project with a third party in 2017. Due to the local government’s policy changes, the project was suspended in May 2018 and the deposit was returned to the Company in November 2018.

As of December 31, 2018, others mainly consisted of long-term deposit for office lease.

NOTE 13. OTHER CURRENT LIABILITIES

	December 31,	December 31,
	2018	2017

Employee reimbursement payables	$95,764	$124,630
Rental payables	122,256	21,897
Construction related payables	328,441	236,102
Farmland lease payable (see Note 14)	762,735	-
Others	199,623	223,345
Accrued expenses and other liabilities	$1,508,819	$605,974
Other taxes payables	$2,231,903	$4,973,474

Other taxes payables are mainly consisted of VAT payable (see Note 2(r)).

NOTE 14. FARMLAND LEASE PAYABLE

The Company entered into a lease agreement with Duncha in June 2013, for a total consideration of $1,101,895 with the term of 30 years from 2013 to 2043. The Company paid $300,756 in 2013 and delayed the payment of the remaining balance because the farmland was affected by typhoon subsequently. The Company has been in negotiation with Duncha concerning the payment term of the remaining balance. It entered into an amendment in November 2018 to postpone the payment of the remaining balance to December 31, 2019.

NOTE 15. LIABILITY UNDER LINE OF CREDIT

In September 2018, the general manager of Changzhou Jufeel, signed a credit facility agreement on behalf of the Company in the amount of RMB12,052,100 (or $1,756,047) with Jiangnan Rural Commercial Bank with a three-year term from September 2018 to September 2021. He entered a written agreement with Changzhou Jufeel that the loan will be used for the Company’s operation needs. The credit facility was guaranteed by Changzhou Jufeel and the general manager’s spouse (sister of the Company’s CEO). In addition, one floor of the office in Changzhou Jufeel with the carrying value of $1,404,840 was pledged against the credit facility (see Note 16). At the end of September 2018, a loan with the principal amount of RMB6,000,000 (or $874,228) with and annual interest rate of 6% was borrowed by the general manager of Changzhou Jufeel from Jiangnan Rural Commercial Bank under this credit facility. The loan period was from September 2018 to September 2019. The proceeds from the loan was used to pay to a vendor of Changzhou Jufeel on its behalf in October 2018. In December 2018, due to the Company not being satisfied with the quality of the aloe powder, the purchase agreement was cancelled, and the vendor returned the RMB6,000,000 (or $874,228) to Changzhou Jufeel. The monthly interest of $4,297 related to the loan has been paid by the general manager from October to December 2018 and accrued by the Company. Changzhou Jufeel will repay him all interest of the loan from the inception of the loan and Changzhou Jufeel shall return RMB 6,000,000 principal to him for payment to the bank at the expiration date of his loan with Jiangnan Rural Commercial Bank.

NOTE 16. RELATED PARTY BALANCE AND TRANSACTIONS

a. Balances

Amount due to related parties:

	December 31,	December 31,
	2018	2017

Henan Jufeel Technology Investment Co., Ltd. (i) (a)	$1,593,931	$514,145
Mr. Zhang (b)	157,617	104,337
Sales director of Kaifeng Jufeel (b)	-	29,891
General manager of Wuxi Jufeel (holds 20% ownership interest of Wuxi Jufeel (b))	366	56,242
Director of Hainan Zhongchen (b)	-	826
Amount due to related parties	$1,751,914	$705,441

(a) The balance due to Henan Jufeel Technology Investment Co., Ltd. mainly consisted of an advance received by Hainan Zhongchen for aloe products purchase net of its payments made on behalf of Kaifeng Jufeel and Jufeel Wyoming.

(b) These balances were mainly advance to the Company for operating capital.

(i) This Company is under common control of Mr. Zhang.

b. Transactions

	Years ended December 31,
	2018	2017

Related parties paid back the collected sales proceeds (1)	$-	$3,728,337
Related parties advance to the Company for operation (2)	$997,536	$-
Payment on behalf of Kaifeng Jufeel for construction vendors (3)	$151,116	$-
Collection from a related party for the payment on behalf (4)	$1,080,466	$-
Payment on behalf of a related party in operation (5)	$1,382,698	$-
Loans repaid from related parties (6)	$-	$8,704,916
Sales to related parties (7)	$63,985	$285,874
Lease from related parties (8)	$380,976	$349,141

__________

1. Related parties paid back the collected sales proceeds

During years ended December 31, 2018 and 2017, the related parties paid back the collected sales proceeds on behalf of Kaifeng Jufeel in the amount of $nil and $3,728,337, respectively.

2. Related parties advance to the Company for operation

During years ended December 31, 2018 and 2017, the related parties advance to the Company for operation in the amount of $997,536 and $nil, respectively.

3. Payment on behalf of Kaifeng Jufeel for construction vendors

During years ended December 31, 2018 and 2017, a related party paid on behalf of Kaifeng Jufeel for the construction vendors in the amount of $151,116 and $nil, respectively.

4. Collection from a related party for the payment on behalf

During years ended December 31, 2018 and 2017, Ivan King collected from Henan Jufeel Technology Investment Co., Ltd. for the payment on behalf in the amount of $1,080,466 and $nil, respectively

5. Payment on behalf of a related party in operation

During years ended December 31, 2018 and 2017, Kaifeng Jufeel and Ivan King paid on behalf of Henan Jufeel Technology Investment Co., Ltd. for operating expenses the amount of $1,382,698 and $nil, respectively. Ivan King has collected from the related party during the year ended December 31, 2018.

6. Loans repaid from related parties

During years ended December 31, 2018 and 2017, Jufeel Technology and Trading Co., Ltd. and Mr. Zhang have paid back to the Company amount $nil and $8,704,916, respectively. All the loans were no interest bearing and due on demand.

7. Sales to related parties

During years ended December 31, 2018 and 2017, the Company’s product sales to Henan Jufeel Technology Investment Co., Ltd and other related parties totaled $63,985 and $285,874 respectively.

8. Lease from related parties

Starting from 2015, the Company leased two floors of an office building from Mr. Zhang and Mrs. Guo Li. The contract periods were from September 2015 with annual rental of approximately $272,189 and renewed in September 2018. The lease agreement is expected to be renewed annually.

Starting from the year ended December 31, 2015, the Company leased four vehicles from Mr. Zhang. The contract term was from January 1, 2015 to December 31, 2016 with the annual rental of approximately $108,787 and renewed in January 2018. The lease agreement is expected to be renewed when expire.

Expense recorded under these leases during years ended December 31, 2018 and 2017 were $380,976 and $349,141 respectively.

9. Equity interests contributed by shareholder

On September 23, 2016, certain employees, service providers and cooperation partners were given equity interests of Kaifeng Jufeel by Mr. Zhang, the controlling shareholder of Kaifeng Jufeel directly (see Note 17)

10. Guarantee provided to a related party

As of December 31, 2018, one floor of the office in Changzhou Jufeel with the carrying value of $1,404,840 was pledged against the credit facility borrowed by the general manager of Changzhou Jufeel from Jiangnan Rural Commercial Bank. The credit facility was guaranteed by Changzhou Jufeel (see note 15).

NOTE 17. SHAREHOLDER CONTRIBUTION

Awards to distributors contributed by Mr. Zhang and Henan Jufeel related to sales promotion

From September 23, 2016 to December 31, 2016, Kaifeng Jufeel organized sales promotion activities with its customers. As part of these promotional programs, Mr. Zhang and Henan Jufeel gave an aggregate of 5.21% of equity interests of Kaifeng Jufeel to certain customers after these customers paid cash to Kaifeng Jufeel to become exclusive regional distributor and purchase its inventory during that period.

The fair value of the equity interests was $758,929 based on the fair value of the Kaifeng Jufeel during the sales promotion period from September 23, 2016 to December 31, 2016. The fair value of the equity interests was assessed using discounted cash flow method under income approach, with a discount for lack of marketability given that the equity interests underlying the awards were not publicly traded at the time given to these customers. This assessment required complex and subjective judgments regarding Kaifeng Jufeel’s projected financial and operating results, its unique business risks, the liquidity of the equity interests and its operating history and prospects at the time the equity interests were given. The fair value of these awards was determined using management’s estimates and assumptions. Significant estimates and assumptions used included revenue growth rate ranging from 9.1% to 12.5%, terminal growth rate of 3%, and discount rate of 15%.

The equity interests given are deemed as the consideration to its customers in the form of equity instruments. The fair value of the equity interests was presumed to be a reduction of the selling prices of the Company’s products and, therefore, characterized as a reduction of revenue.

Compensation expense paid by Mr. Zhang on behalf of the Company.

On September 23, 2016, certain eligible employees were given equity interests of Kaifeng Jufeel by Mr. Zhang, the controlling shareholder of Kaifeng Jufeel. These equity interests given represented 1.32% of Kaifeng Jufeel’s equity interests. The equity interests given had a one year employment requirement from signing the agreements to the issuance of the certificates. All these employees fulfilled the one year employment requirement. As a result, the expense was recognized on a ratable basis over the requisite service period of one year. The corresponding credit side should be recorded as a liability before the employees earned the equity interests and then transferred to APIC when they satisfied the employment requirement.

The fair value of the equity interests was $155,166, which was based on the fair value of the Kaifeng Jufeel on September 23, 2016. The fair value was assessed using discounted cash flow method under income approach, with a discount for lack of marketability given that the equity interests underlying the awards were not publicly traded. This assessment required complex and subjective judgments regarding Kaifeng Jufeel’s projected financial and operating results, its unique business risks, the liquidity of the equity interests and its operating history and prospects at the date the equity interests was promised to be given. The fair value of these awards was determined using management’s estimates and assumptions. Significant estimates and assumptions used were including revenue growth rate ranging from 9.1% to 12.5%, terminal growth rate of 3%, and discount rate of 15%.

For the years ended December 31, 2018 and 2017, total expenses recorded were $nil and $111,823, respectively.

Expense paid by Mr. Zhang to service providers and cooperation partners

On September 23, 2016, certain service providers for the US listing services and the local cooperation partners for business channel development were given an aggregate of 25.95% of equity interests of Kaifeng Jufeel by Mr. Zhang, the controlling shareholder of Kaifeng Jufeel for the services. The equity interests is subject claw back before services to be completed. The performance commitment date was determined to be the grant date of the awards because performance by the counterparty to earn the equity instruments is probable at grant date. This is due to the nature of the services needed to be provided by the service providers and cooperation partners to earn the shares of the Company. In addition, it’s provided in the agreement that if the service providers for US listing and cooperation partners for channel development not perform the services to the Company, they are obligated to return the equity interests to Mr. Zhang, and pay the penalty of 15% of the value of equity interests given. It represented a sufficiently large disincentive for nonperformance. As a result, the measurement date is determined to be the commitment date which is the grant date of September 23, 2016 when both parties entered into the agreement and established mutual understanding of the key terms. These service providers and cooperation partners should complete the required services to the Company in a period of time from signing the agreements to the completion of the required services. As a result, the expense was recognized on a ratable basis over the requisite service period. The corresponding credit side should be recorded as a liability before these service providers and local cooperation partners fully earned the equity interests and then transferred to APIC when they completed the service requirements.

The fair value of the equity award was $3,040,448 based on the fair value of the Kaifeng Jufeel on September 23, 2016. The fair value was assessed using discounted cash flow method under income approach, with a discount for lack of marketability given that the equity interests underlying the awards were not publicly traded at the time the equity interests were given. This assessment required complex and subjective judgments regarding the Kaifeng Jufeel’s projected financial and operating results, its unique business risks, the liquidity of the equity interests and its operating history and prospects at the time the equity interests were given. The fair value of these awards was determined using management’s estimates and assumptions. Significant estimates and assumptions used were including revenue growth rate ranging from 9.1% to 12.5%, terminal growth rate of 3%, and discount rate of 15%.

For the years ended December 31, 2018 and 2017, total expenses recorded were $nil and $2,208,348, respectively.

NOTE 18. BENEFIT PLAN

Full-time employees of the Company in the People Republic China (“PRC”) participate in a government mandated defined contribution plan, pursuant to which certain pension benefits, medical care, employee housing fund and other welfare benefits are provided to employees. Chinese labor regulations require that PRC operating entities make contributions to the government for these benefits based on certain percentages of the employees’ salaries. Except for required benefits mentioned above, the Company has no legal obligation for the benefits.

The total benefits paid were $162,763 and $84,460 for the years ended December 31, 2018 and 2017, respectively.

NOTE 19. TAXATION

Income Tax

The Company was incorporated in Wyoming, United States of America and it is a holding company and does not conduct any substantial operation on its own.

On December 22, 2017, the U.S. enacted the Tax Cuts and Jobs Act (“TCJA” or the “Act”) (which is commonly referred to as “U.S. tax reform”). The Act significantly changes U.S. corporate income tax laws including but not limited to reducing the U.S. corporate income tax rate to 21% beginning in 2018 and imposing a one-time mandatory tax on previously deferred foreign earnings and a new tax on global intangible low-taxed income (“GILTI”) effective for tax years of non-U.S. corporations beginning after December 31, 2017.

As a result of tax reform, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. The Company did not recorded provisional tax charge related to the one-time transition tax as there were no cumulative positive earnings and profits from its foreign subsidiaries.

Effective January 1, 2018, the Company is subject to the new GILTI tax rules. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of controlled foreign corporations (“CFCs”), subject to the possible use of foreign tax credits and a deduction equal to 50 percent to offset the income tax liability, subject to some limitations. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred (the “period cost method”) or factoring such amounts into the Company’s measurement of its deferred taxes (the “deferred method”). The Company has evaluated whether it has additional provision amount resulted by the GILTI inclusion on current earnings and profits of its CFCs. The Company has made an accounting policy choice of treating taxes due on future U.S. inclusions in taxable amount related to GILTI as a current period expense when incurred. As of December 31, 2018, the Company recorded a GILTI inclusion of $1,113, the inclusion was fully offset by current U.S. loss, as such, it does not have additional provision amount recorded for GILTI tax.

On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. The Company completed the assessment of the income tax effect of the Tax Act and there were no adjustments recorded to the provisional amounts.

The Company has evaluated and concluded that there was no impact on its consolidated financial position and results of operations. The Company’s U.S. deferred tax assets have been remeasured using the new statutory rate of 21%.

Jufeel Holdings Co., Ltd. was incorporated in the British Virgin Islands (“BVI”). Under the current law of the BVI, Jufeel Holdings Co., Ltd is not subject to tax on income or capital gains. Additionally, upon payments of dividends by Jufeel Holdings Co., Ltd to its shareholders, no BVI withholding tax will be imposed.

Ivan International Biology Limited was incorporated in Hong Kong and does not conduct any substantial operations on its own. No provision for Hong Kong profits tax has been made in the financial statements as Ivan International Biology Limited has no assessable profits. Additionally, upon payments of dividends by Ivan International Biology Limited to its shareholders, no Hong Kong withholding tax will be imposed.

The Company’s PRC operating subsidiaries and VIE, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax (“EIT”). The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises.

In August 2015, Kaifeng Jufeel was approved by the related PRC governmental authorities as a High and New Technology Enterprise, which enabled the entity, as approved by the local tax authorities of Kaifeng, Henan province, the PRC, to enjoying the favorable statutory tax rate of 15% in years ended December 31, 2015, 2016 and 2017. Kaifeng Jufeel has renewed the High and New Technology Enterprise qualification and has been approved by the local tax authorities in December 2018 and still enjoy the 15% favorable tax rate for the years ending December 31, 2018, 2019 and 2020. Therefore, for the years ended December 31, 2018 and 2017, the applicable income tax rate of Kaifeng Jufeel Biotech Co, Ltd. was 15%.

In accordance with PRC Tax Administration Law on the Levying and Collection of Taxes, the PRC tax authorities generally have up to five years to assess underpaid tax plus penalties and interest for PRC entities’ tax filings. In the case of tax evasion, which is not clearly defined in the law, there is no limitation on the tax years open for investigation. Accordingly, the PRC entities remain subject to examination by the tax authorities based on the above.

For the years ended December 31, 2018 and 2017, the Company’s income tax expense consisted of:

	Year ended	Year ended
	December 31 2018	December 31, 2017

Current income tax	$1,080,423	$3,029,192
Deferred income tax	-	3,061
	$1,080,423	$3,032,253

A reconciliation of the income tax expenses determined at the PRC statutory corporate income tax rate to the Company’s effective income tax expenses is as follows:

	Year ended December 31, 2018	Year ended December 31, 2017

Income before income taxes	$6,200,293	$15,204,908
PRC statutory tax rate	25%	25%
Income tax expense computed at PRC tax rate	1,550,073	3,801,227
Reconciling items:
Effect of preferential tax rate	(634,943)	(1,371,239)
Non-deductible expenses	36,173	606,409
Expired tax attribute carryforwards	90,805	36,499
Others	-	6,449
Changes in valuation allowance	38,315	(47,092)
Effective income tax expense	$1,080,423	$3,032,253

Movement of valuation allowance:

	December 31, 2018	December 31, 2017

Balance at beginning of the year	$431,503	$429,299
Current year movement	38,315	(47,092)
Foreign currency translation adjustments	(43,260)	49,296
Balance at end of the year	$426,558	$431,503

Deferred Tax

Realization of the net deferred tax assets is dependent on factors including future reversals of existing taxable temporary differences and adequate future taxable income, exclusive of reversing deductible temporary differences and tax loss or credit carry forwards. The Company evaluates the potential realization of deferred tax assets on an entity-by-entity basis. As of December 31, 2018 and 2017, valuation allowances were provided against deferred tax assets in entities where it was determined it was more likely than not that the benefits of the deferred tax assets will not be realized. The Company had deferred tax assets as of December 31, 2018 and 2017, which can be carried forward to offset future taxable income. The management determines it is more likely than not that these deferred tax assets could not be recognized, so full allowances were provided as of December 31, 2018. The operating loss carry forward incurred by the Company’s PRC subsidiaries and VIE that will expire in year 2023. The operating loss carry forward incurred by Jufeel Wyoming after December 31, 2017 will no longer be available to carry back, but will carry forward indefinitely. Furthermore, the Act imposes an annual limit of 80% on the amount of taxable income that can be offset by net operating loss arising in tax years ending after December 31, 2017. The Company maintains a full valuation allowance against its net U.S. deferred tax assets, since due to uncertainties surrounding future utilization, the Company estimates there will not be sufficient future earnings to utilize its U.S. deferred tax assets.

The Company’s deferred tax assets were as follows:

	December 31, 2018	December 31, 2017

Tax effect of net operating losses carried forward	$410,004	$418,572
Allowance for doubtful accounts and inventory impairment	16,554	12,931
Valuation allowance	(426,558)	(431,503)
Deferred tax assets, net	$-	$-

The following represents the amounts and expiration dates of operating loss carry forwards incurred by the Company’s PRC subsidiaries and VIE for tax purpose:

Amount
2019	$363,221
2020	176,016
2021	627,764
2022	362,385
2023	299,901
Total	$1,829,287

There were no uncertain tax positions as of December 31, 2018 and 2017 and the Company does not believe that this will change over the next twelve months.

NOTE 20. SECURITIES

Jufeel International Group was incorporated in the State of Wyoming on July 27, 2017. As of the incorporation date, the authorized number of shares of common stock is unlimited with no par value. On October 24, 2017, 28,030,010 shares of common stock were outstanding, of which 18,892,943 shares were held by Mr. Zhang. The share structure before and after the reorganization was almost the same. As a result, the total number of 28,030,010 shares should be applied retrospectively as shares outstanding as of January 1, 2017.

As of the incorporation date, the authorized number of preferred shares is unlimited with no par value and no preferred shares are outstanding.

NOTE 21. SEGMENT REPORTING

The Company follows ASC Topic 280 “Segment Reporting”, which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and evaluating their performance. Reportable operating segments include components of an entity about which separate financial information is available and which operating results are regularly reviewed by the chief operating decision maker (“CODM”), the Company’s Chief Executive Officer, to make decisions about resources to be allocated to the segment and assess each operating segment’s performance.

Based on management’s assessment, the Company has determined that it has two operating segments which are Aloe product sales and Aloe material sales. These two operating segments are also identified as reportable segments. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

For the year ended December 31, 2018

	Aloe product sales	Aloe material sales	Inter-segment and reconciling item	Total
Revenues	$20,562,273	$2,034,142	$(4,963,127)	$17,633,288
Cost of revenue	8,241,218	1,280,284	(4,951,909)	4,569,593
Total operating expenses	3,908,759	1,045,715	(12,184)	4,942,290
Unallocated corporate expenses	-	-	-	1,907,152
Operating income (loss)	8,412,296	(291,857)	966	6,214,253

Net income (loss)	7,309,224	(293,069)	966	5,119,870
Segment assets	46,762,137	3,871,395	(5,872,256)	44,761,276
Unallocated assets	-	-	-	808,718
Total assets – December 31, 2018	$46,762,137	$3,871,395	$(5,872,256)	$45,569,994

For the year ended December 31, 2017

	Aloe product sales	Aloe material sales	Inter- segment and reconciling item	Total
Revenues	$34,264,243	$2,754,634	$(9,154,905)	$27,863,972
Cost of revenue	11,290,537	1,848,718	(8,946,607)	4,192,648
Total operating expenses	2,863,768	880,463	(182,501)	3,561,730
Unallocated corporate expenses	-	-	-	4,972,888
Operating income (loss)	20,109,938	25,453	(25,797)	15,136,706

Net income (loss)	17,084,396	88,028	(25,797)	12,172,655
Segment assets	52,047,816	4,315,348	(4,019,370)	52,343,794
Unallocated corporate assets	-	-	-	34,586
Total assets – December 31, 2017	$52,047,816	$4,315,348	$(4,019,370)	$52,378,380

NOTE 22. COMMITMENT

A. Operating lease

The Company leases vehicle, factory and office premises under various non-cancelable operating lease agreements, with an option to renew the lease. The rental expense for the years ended December 31, 2018 and 2017 was $1,249,332 and $693,645, respectively. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements as of December 31, 2018 are as follows:

Lease Commitment

Year ending December 31,
2019	$890,230
2020	657,083
2021	101,917
2022	37,883
2023	37,883
Thereafter	717,353
Total	$2,442,349

B. Capital commitments

As of December 31, 2018, the Company’s capital commitments contracted but not yet reflected in the consolidated financial statements amounted to $2,104,857, which mainly related to the construction for new factory and office building. It will be financed by the Company’s cash flow generate by operating activities.

The Company has no significant pending litigation as of December 31, 2018.

NOTE 23. ADDITIONAL INFORMATION – CONDENSED FINANCIAL STATEMENTS

Relevant PRC statutory laws and regulations permit the payment of dividends by the Company’s PRC subsidiaries and VIE only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of certain percentages of the after-tax income or the increase in net assets for the year (as determined under accounting principles generally accepted in the PRC) should be set aside at each year end as a reserve prior to the payment of dividends. As a result of these PRC laws and regulations, the Company’s PRC subsidiaries and VIE are restricted in their ability to transfer a portion of their net assets to the Company either in the form of dividends, loans or advances. The Company’s restricted net assets, comprising of the registered paid in capital and statutory reserve of Company’s PRC subsidiaries and VIE, was approximately $4.9 million and $4.9 million as of December 31, 2018 and 2017, respectively.

The condensed financial statements of the Company have been prepared using the same accounting policies as set out in the Company’s consolidated financial statements except that the Company used the equity method to account for investments in its subsidiaries and VIE.

The Company, its subsidiaries and VIE were included in the consolidated financial statements whereby the inter-company balances and transactions were eliminated upon consolidation. For the purpose of the Company’s condensed financial statements, its investments in subsidiaries are reported using the equity method of accounting.

The footnote disclosures contain supplemental information relating to the operations of the Company and, as such, these statements should be read in conjunction with the notes to the consolidated financial statements of the Company. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S GAAP have been condensed or omitted.

As of December 31, 2018 and 2017, there were no material contingencies, significant provisions for long-term obligations, or guarantees of the Company, except for those which have been separately disclosed in the consolidated financial statements, if any.

Parent-only financial statements as follows:

Balance sheets

(Amounts in US$)

	December 31,	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$-	$34,686
Total current assets	-	34,586
Non-current assets
Long term investment	28,819,885	25,000,970
Total non-current assets	28,819,885	25,000,970
Total assets	$28,819,885	$25,035,556

Liabilities and Shareholders’ Equity
Current Liabilities
Accrued expenses and other liabilities	$448	$5,448
Total current liabilities	448	5,448
Total liabilities	448	5,448

Shareholders’ Equity
Preferred stock (No par value, Unlimited number authorized, Issued and outstanding: none)	-	-
Common stock (No par value, Unlimited number authorized, 28,030,010 shares issued and outstanding as of December 31, 2018 and 2017)	-	-
Additional paid in capital	7,057,676	7,057,676
Retained earnings	22,598,718	17,414,167
Accumulated other comprehensive (loss) income	(836,957)	558,265
Total Shareholders’ Equity	28,819,437	25,030,108
Total liabilities and shareholders’ equity	$28,819,885	$25,035,556

Statement of Operation

(Amounts in US$)

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2018	2017
Operating expenses:
General and administrative expenses	$266,288	$815
Research and development expenses	3,000	-
Total operating expenses	269,288	815

Loss from Operations	(269,288)	(815)

Other expenses	(298)	(47)

Share of income from subsidiaries	5,454,137	11,882,337

Income before income taxes	5,184,551	11,881,475
Income tax expense	-	-
Net income	$5,184,551	$11,881,475

Statement of Cash Flows

(Amounts in US$)

	For the Year Ended	For the Year Ended
	December 31,	December 31,
	2018	2017
Cash flows from operating activities	$(274,586)	$4,586
Cash flows from investing activities	-	-
Cash flows from financing activities	240,000	30,000
Effects of exchange rate changes on cash and cash equivalents	-	-
Net (decrease) increase in cash and cash equivalents	(34,586)	34,586
Cash and cash equivalents, beginning of year	34,586	-
Cash and cash equivalents, end of year	$ -	$34,586

NOTE 24. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements were issued. Other than as described, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements:

-	the subsequent collection of loan to a third party in Note 5.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the year end covered by this Report. Based on that evaluation, they have concluded that, as of December 31, 2018, our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

This Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the rules of the Commission for newly public companies.

In connection with the audit of our consolidated financial statements for the years ended December 31, 2018 and 2017, our management concluded that the Company had material weaknesses in its internal controls because i) The Company lacked of the key monitoring mechanisms such as internal audit department to oversee and monitor Company’s risk management, business strategies and financial reporting procedures, also we did not have adequately designed and documented management review controls to properly detect and prevent certain accounting errors and omitted disclosures in the footnotes to the consolidated financial statements; ii) the Company lacked of sufficient resources with US GAAP and the SEC reporting experiences in the accounting department to provide accurate information on a timely manner ; iii) the Company lacked of proper internal control on warehouse and inventory management; iv) the Company's internal controls over related party transactions need to be better implemented so that all related party transactions are properly reflected; v) the Company lacks controls over communications and document retention between its accounting and business departments and between the parent company and its subsidiaries; vi) the Company lacks controls over accurately capturing payments made to vendors; and vii) the Company lacks controls over accurately capturing documenting transactions on credit facilities. As defined under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Implemented or Planned Remedial Actions in response to the Material Weaknesses

To remediate the material weakness identified in internal control over financial reporting of the Company, we plan to do (or have done) the following:

i) The Company intends to hire, as needed, key accounting personnel with accounting expertise in US GAAP. Also reorganize the finance department to ensure that accounting personnel with adequate experience, skills and knowledge relating to US GAAP and SEC reporting, and complex, non-routine transactions are directly involved in the accounting evaluation and review of our complex and/or non-routine transactions.

ii) The Company plans to set up the internal audit department, and enhance the effectiveness of the internal control system.

iii) The Company plans to appoint a director who qualifies as a financial expert to monitor and improve the overall performance of our control over our financial reporting

iv) The Company is implementing necessary review and controls at related levels and all important documents and contracts (including the ones of its subsidiaries) will be submitted to the office of its chief administrative officer for retention.

v) The Company is implementing more policies and controls over its inventory management

We will continue to strive to correct the above noted weakness in internal control once we have adequate funds to do so. We believe appointing a director who qualifies as a financial expert will also improve the overall performance of our control over our financial reporting. Our management is developing a plan to remediate the material weaknesses, although there can be no assurance that such plans, when enacted, will be successful.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2018 that materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

The Company’s management, including the chief executive officer and principal financial officer, do not expect that its disclosure controls or internal controls will prevent all errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table contains information regarding our executive officers and directors as of the date of this prospectus:

Name and Address of Executive Officer and/or Director	Age	Position(s) Held
Rongxuan Zhang	51	President, CEO, and Director
Wenxing Fu	40	COO and Director
Lin Bao	45	CFO
Lei Chen	38	CAO
Aizhen Ren	59	CMO and Director
Wentao Xue	48	Director
Rong Rao	49	Director—Resigned April 22, 2019
Feng Zhou	48	Director—Appointed April 22, 2019

________

* Martin Marion served as a member of the Board of Directors of the Company from April 30, 2018 through October 10, 2018.

Rongxuan Zhang, President, Chief Executive Officer and Director

Mr. Zhang was appointed our President and to our Board of Directors in March 2017. Mr. Zhang founded the Company, having been engaged in the development of its business since founding Kaifeng Jufeel in 2011, and is regarded in China as an expert in the aloe vera industry. Mr. Zhang developed PMAS and is recognized in the industry as having brought the Curacao aloe plant to China. Mr. Zhang has also served in various business leadership positions in China including as part-time Vice Chairman of Soong Ching-ling International Foundation in Hong Kong, Vice-Chairman of China Economic Trading Promotion Agency, Executive Director of Jiangsu Chamber of Commerce in Henan province, the economic adviser of the People’s Government in Jiyuan in Henan province, and Vice Chairman of Chinese Culture Promotion Society in Henan province. Mr. Zhang received his undergraduate degree from Wuhan University and is an honorary professor in the College of Life Sciences at Changzhou University.

Wenxing Fu, Chief Operating Officer and Director

Mr. Fu joined Kaifeng Jufeel as COO in June 2014, and was appointed to the Board of Directors and as COO of the Company in October 2017. Mr. Fu has played an important role in our growth and development over the past three years. Mr. Fu graduated from the Malaysian University of Science and Technology (IUCTT) earning a Master of Business Administration degree. Before joining the Company, Mr. Fu operated several other China-based businesses in health care, security, electrical appliances, beverages and other industries. He founded Guangzhou Onerese Biotechnology Co. Ltd. in January 2013 and was its managing director. Mr. Fu has a wealth of experience in managing large scale operations, business negotiations, long term market planning, developing sales networks, and strategic positioning through media.

Lin Bao, Chief Financial Officer (CFO)

Ms. Bao was appointed as our Chief Financial Officer in February 2018. She is a Certified Public Accountant in US (CPA, Delaware). She is also a Canadian Chartered Professional Accountant (CPA, CA) and a HK Certified Public Accountant (HKCPA). Ms. Bao has over 10 years of experience in accounting and auditing. From October 2015 to January 2018, she worked as an independent consultant to provide accounting advisory services for Chinese companies. From May 2014 to September 2015, she served as Chief Financial Officer of Balintimes Online Media Ltd. From May 2008 to May 2014, she worked for China based Canadian pubic companies with accounting and executive finance roles. From January 2005 to May 2008, she worked as a Senior Auditor at Ernst & Young LLP Toronto. Ms. Bao received her bachelor’s degrees from Concordia University with distinction majoring in accountancy and Beijing Second Foreign Language Institute majoring in Japanese.

Lei Chen, Chief Administrative Officer (CAO)

Mr. Chen joined the Company at its inception 2011, as Vice President of Administrative, and was appointed to Chief Administrative Officer in January 2018. He graduated from Zhengzhou University Department of Chinese literature with a bachelor’s degree in Tourism Management. In April 2006, he worked in Germany BMW (China) Automotive Trade Co., Ltd. Central China Henan Province as Region Manager. In March 2001, he served as Executive Director of Henan Province China in France Accor (China) International Hotel Group. He has many years of management work experience in foreign companies, is proficient in administrative management.

Aizhen Ren, Chief Marketing Officer and Director

Ms. Ren joined the Company at its inception in 2011, as Vice President of Marketing, and was appointed to our Board of Directors in October 2017 and Chief Marketing Officer in January 2018. She graduated from Shandong University with a bachelor’s degree in economics and management. Ms. Ren has particular experience in logistics management of colleges and universities run by enterprises, and has significant experience in marketing.

Wentao Xue, Director

Mr. Xue was appointed to our Board of Directors in October 2017. Since 2009, Mr. Xue has been the Managing Director of China Tech-Finance (Beijing) Asset Management Co., Ltd., engaged in investment banking. Mr. Xue has 22 years of capital market experience. An as investment banker, he has participated in or directed the listing of seven Chinese companies on the Shanghai Exchange. He also participated in the NASDAQ uplisting of two Chinese companies: China Yida Holding, Co. (NASDAQ: CNYD) and China XD Plastics Company Limited (NASDAQ: CXDC). Mr. Xue assisted in funding several other successful Chinese listed companies including Jiangsu Huagong Venture Capital Co., Ltd., Hubei Forbon Technology Co. Ltd. (China stock symbol: 300387), China’s largest fertilizer producer; Shanghai Kexin Biotech Co., Ltd. (China stock symbol: 430175), bio-pharmaceutical and reagent manufacturers; and Shaanxi J&R Optimum Energy Co. Ltd. (China stock symbol: 300116). Mr. Xue holds a post graduate degree from the Ministry of Finance Science Research Institute, and is currently the Managing Director of (Beijing) Asset Management Co., Ltd. He also serves as a director of Jiangsu Huagong Venture Capital Co., Ltd., and as Deputy Secretary General of the China Science and Technology Promotion Association Venture Capital Professional Committee.

Rong Rao, Director—Resigned April 22, 2019

Ms. Rao graduated from the Hunan University of Finance and Economics with a bachelor’s degree in economics and management and a human resource management division in China. Ms. Rao worked for Jiesheng Media, Inc. as a general manager from 2011 to 2015, specializing in project implementation, and e-commerce marketing. Ms. Rao joined the Company in 2015, served on the Board of Directors until April 2018, and was re-appointed to our Board of Directors in October 2018 and was re-appointed to our Board of Directors in October 2017. Ms. Rao previously served as a director from January 2017 until April 2017. Ms. Rao’s duties with the Company involve business expansion and product research and development for the United States and other international (non-Chinese) markets.

Feng Zhou-Director—Appointed April 22, 2019

From 1988 to 1992 Feng Zhou attended Shanghai pharmaceutical university. From 1992 to 1997 Feng Zhou attended Shanghai pharmaceutical university pharmacy.  From 1997 to 2007 Feng Zhou worked at SciClone Pharmaceuticals International Ltd. (SPIL) as a seller. Shanghai Sales Supervisor, Shanghai Office Manager, Marketing Support Manager and National Commercial Director.  From 2007 to 2010 Feng Zhou worked at Jiangxi putian Medicines LTD as general manager. After immigrated to USA in 2010, he co-founded Medtour Group, focusing on medical recovering business.

APPOINTMENT OF EXECUTIVE OFFICERS

Our executive officers are elected by, and serve at the discretion of, our board of directors. There are no familial relationships among our directors and executive officers.

BOARD OF DIRECTORS

Under our Bylaws, our board of directors can set the authorized number of directors, provided the number of directors may not be less than one. We currently have five directors. None of our directors qualify as independent directors.

TERM OF OFFICE AND BOARD COMMITTEES

Our board members serve until the next annual meeting of shareholders, or until that member’s successor has been elected. An election of directors by our shareholders will be determined by a plurality of the votes cast.

Currently, our Board of Directors does not have a standing audit, compensation, or nominating/corporate governance committees.

DIRECTOR INDEPENDENCE

The Company does not have any independent directors. Since the Company’s Common Stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an “independent director” is a “person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”

We do not currently have a separately designated audit, nominating or compensation committee and cannot forecast when we will have such committees.

SIGNIFICANT EMPLOYEES

Other than Rongxuan Zhang (our President, CEO and Director) and Lin Bao (our CFO), we have no other significant employees.

None of our officers and directors have been the subject of any judgment, order, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director, or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation

For the years ended 2018 and 2017, we did not set aside or accrue any amounts to provide pension, retirement or similar benefits for our executive officers and directors.

The following table sets forth the compensation of our executive officers for the years ended December 31, 2018 and 2017. The amounts in this table do not include normal and customary fringe benefits such as company car or similar expenses.

SUMMARY COMPENSATION TABLE**

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)****	Total ($)
Rongxuan Zhang,	2018	38,736	0	0	0	0	0	0	38,736
CEO, former CFO*	2017	19,974	0	0	0	0	0	0	19,974

Lin Bao, CFO*	2018	137,705	0	0	0	0	0	0	137,705

Wenxing Fu,	2018	30,640	0	0	0	0	0	0	30,640
COO	2017	15,151	0	0	0	0	0	81,243	96,394

Ren Aizhen **	2018	29,074	0	0	0	0	0	0	29,074

Chen Lei **	2018	25,123	0	0	0	0	0	0	25,123

Jinman Yan,	2018	0	0	0	0	0	0	0	0
former CFO***	2017	12,699	0	0	0	0	0	488	13,187

__________

*	Mr. Zhang resigned as CFO in February 2018. Ms. Bao was appointed as CFO in February 2018. Ms. Bao did not receive compensation from the Company during 2017.
**	Mr. Chen and Ms. Ren were appointed as executives of the Company in January 2018. They did not receive compensation from the Company as executive management during 2017.
***	Ms. Yan resigned as CFO in December 2017.
****	Other compensation represents the fair value of the share contribution made by Mr. Zhang, the controlling shareholder to these people for their services to the Company. The service periods were from September 2016 to September 2017.

DIRECTOR COMPENSATION

The following table sets forth the compensation paid to directors (other than executive officers who are also directors and whose compensation is included in the table immediately preceding) for the fiscal year ended December 31, 2018 and 2017.

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)*	Total ($)
Rongxuan Zhang	2018	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0

WentaoXue	2018	0	0	0	0	0	0	0
	2017	0	0	0	0	0	1,871	1,871

Rong Rao* resigned April 22, 2019	2018	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0

Wenxing Fu	2018	0	0	0	0	0	0	0
	2017	0	0	0	0	0	0	0

Aizhen Ren	2018	0	0	0	0	0	0	0
	2017	0	0	0	0	0	7,656	7,656

Feng Zhou was just appointed as a director on April 22, 2019.

*	Other compensation represents the fair value of the share contribution made by Mr. Zhang, the controlling shareholder to these people for their services to the Company. The service periods were from September 2016 to September 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information relating to the beneficial ownership of Company common stock as of the date of this registration statement by (i) each person known by Jufeel to be the beneficial owner of more than 5% of the outstanding shares of common stock, and (ii) each of Jufeel’s directors and executive officers. Unless otherwise noted below, Jufeel believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name of Officer, Director, or Beneficial Owner	Address	Number of Shares Beneficially Owned	Percentage of Class
Rongxuan Zhang, President, CEO, and Director (1)	19/F, Tower 3, Yabao, 85 East Jinshui Road, Henan, Zhengzhou, PRC	18,892,943	67.4%
Wenxing Fu, COO and Director	Room No. A-402 Baoshan Training Center, Part 23 Xin An District, Guangdong, Shenzhen, PRC	269,730	0.96%
Lin Bao, CFO	19/F, Tower 3, Yabao, 85 East Jinshui Road, Henan, Zhengzhou, PRC	0	0.00%
Lei Chen, CAO	19/F, Tower 3, Yabao, 85 East Jinshui Road, Henan, Zhengzhou, PRC	3,420	0.00%
AiZhen Ren, CMO and Director	19/F, Tower 3, Yabao, 85 East Jinshui Road, Henan, Zhengzhou, PRC	41,504	0.15%
WentaoXue, Director	504, Building 1, Ban Bu Qiao, No. 13 Beijing Xicheng District, Beijing, PRC	346,000	1.23%
Rong Rao, Director* resigned April 22, 2019	58 31 201 street, Oakland Gardens, NY 11364	0	0.00%
Feng Zhou, Director-Appointed April 22, 2019	19/F, Tower 3, Yabao, 85 East Jinshui Road, Henan, Zhengzhou, PRC	30,000	0.11%
Total Officer, Directors and Beneficial Owners as a group		19,583,597	69.85%

(1)	Includes 14,502,630 shares held individually by this person, 3,322,132 shares held by Sheng Ding Equity Investment Fund (Beijing) Co., Ltd., and 2,359,220 shares of common stock held by Beijing Zi Xuan Investment Management Co., Ltd., for which entities Mr. Zhang has sole investment and voting control. Mr. Zheng disclaims beneficial ownership of 1,461,039 shares of common stock held by Sheng Ding Equity Investment Fund (Beijing) Co., Ltd. as these shares are entrusted to other individuals.

Changes in Control

There are no arrangements, known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPNDENCE

As at December 31, 2018 and 2017, the Company had balances due to Henan Jufeel Technology Co., Ltd. and Jufeel Technology of $1,593,931 and $514,145, respectively. These payables are due on demand, are non-interest bearing, and have no maturity date.

The Company leases 2,554 square meters of office space in a modern high-rise office building in Zhengzhou, Henan Province from Mr. Zhang, the President and controlling shareholder, and his spouse, Mrs. Guo Li. Mr. Zhang and Mrs. Li own the ground lease for this space. The lease is for calendar year terms, renewable on each September 1, with an annual 10% increase. For 2018, the annual lease payment was RMB 1,801,189, or approximately $272,189 at the average exchange rate of 6.6174, or RMB 59 per square meter per month. For 2017, the annual lease payment was RMB 1,637,445, or approximately $242,519 at the average exchange rate of 6.7518 during 2017, or RMB 53 per square meter per month. The lease terms are believed to be on comparable terms to those which could be obtained from third parties.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTC Markets does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The audit fees charged by Marcum Bernstein & Pinchuk LLP for years ended December 31, 2018 and December 31, 2017 were approximately $530,000 and $623,000, respectively.

(2) AUDIT-RELATED FEES

None.

(3) TAX FEES

None.

(4) ALL OTHER FEES

None.

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

Not applicable.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the “Index to Financial Statements” at page 30 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b) Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	☒
32	Certification Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act	☒
101	Interactive data files pursuant to Rule 405 of Regulation S-T	☒

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUFEEL INTERNATIONAL GROUP

Date: April 26, 2019	By:	/s/ Rongxuan Zhang
Rongxuan Zhang (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Rongxuan Zhang	Date: April 26, 2019
Rongxuan Zhang
President and Director
(principal executive officer)

/s/ Lin Bao
Lin Bao
Chief Financial Officer
(principal financial and accounting officer)

