Form 10-Q
period 2019-03-31
Jufeel International Group
filed 2019-05-15
CIK 1725063

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2019

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-229777

Jufeel International Group
(Exact Name of Registrant as Specified in its Charter)

Wyoming	82-3002644
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

85 Jinshui East Road19/F, Tower 3, Yabao
Zhengzhou, Henan Province, PRC	450000
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: +86 (371) 53626656

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	CNJG	OTC

As of May 15, 2019, the issuer has 28,030,010 shares of common stock issued and outstanding.

2

ITEM 1. FINANCIAL STATEMENTS

JUFEEL INTERNATIONAL GROUP

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Jufeel International Group and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in US$)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,707,547	$4,914,748
Accounts receivable, net	3,675,040	3,606,660
Loans to third parties	-	823,231
Other receivables, net	39,327	166,307
Prepayments	994,242	1,048,188
Inventories	3,162,574	2,109,088
Deferred inventory costs	1,502,244	1,391,066
Total current assets	11,080,974	14,059,288
Non-current assets
Property, plant and equipment, net	30,247,556	26,710,049
Land use right, net	2,283,338	2,252,211
Equipment related prepayment	681,221	376,938
Long term prepayments and other non-current assets	2,217,826	2,171,508
Total non-current assets	35,429,941	31,510,706
Total assets	$46,510,915	$45,569,994

Liabilities and Equity
Current Liabilities
Income tax payable	$2,056,702	$2,096,155
Accounts payable	1,831,530	1,557,386
Advanced payments from customers	2,781,400	2,764,860
Deferred revenue	3,553,273	3,546,584
Amount due to related parties	1,960,553	1,751,914
Liability under credit facility	891,067	874,228
Other taxes payables	2,395,196	2,231,903
Accrued expenses and other liabilities	1,685,838	1,508,819
Total current liabilities	17,155,559	16,331,849
Total non-current liabilities	-	-
Total liabilities	17,155,559	16,331,849

Commitments and contingencies	-	-

Shareholders’ Equity
Common stock (No par value, Unlimited number authorized, 28,030,010 shares issued and outstanding as of March 31, 2019 and December 31, 2018)	-	-
Additional paid in capital	7,057,676	7,057,676
Statutory reserve	1,811,576	1,811,576
Retained earnings	20,335,923	20,787,143
Accumulated other comprehensive (loss) income	(277,520)	(836,958)
Total Jufeel International Group’s shareholders’ equity	28,927,655	28,819,437
Non-controlling interests	427,701	418,708
Total Shareholders’ Equity	29,355,356	29,238,145
Total liabilities and shareholders’ equity	$46,510,915	$45,569,994

See accompanying notes to the condensed consolidated financial statements.

Jufeel International Group and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(Amounts in US$)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Net revenue
Product sales to third parties	$2,455,533	$402,583
Total net revenue	2,455,533	402,583

Cost of revenue
Cost of product sales – third parties	866,377	165,102
Total cost of revenue	866,377	165,102
Gross profit	1,589,156	237,481

Operating expenses:
Selling and marketing expenses	245,394	45,450
General and administrative expenses	1,355,781	1,267,989
Research and development expenses	351,586	138,607
Total operating expenses	1,952,761	1,452,046

Loss from Operations	(363,605)	(1,214,565)

Other income	664	13,029

Loss before income taxes	(362,941)	(1,201,536)
Income tax expense (benefit)	87,353	(184,003)
Net loss	(450,294)	(1,017,533)
Net income attributable to non-controlling interests	(926)	(28,253)
Net loss attributable to Jufeel International Group.	$(451,220)	$(1,045,786)

Net loss	$(450,294)	$(1,017,533)
Other comprehensive income
Foreign currency translation gain, net of nil income taxes	559,438	967,463
Comprehensive income (loss)	$109,144	$(50,070)
Comprehensive income attributable to non-controlling interests	(8,993)	(48,366)
Comprehensive income (loss) attributable to Jufeel International Group	$100,151	$(98,436)

Loss per share-basic and diluted
	$(0.02)	$(0.04)
Weighted average number of common stock outstanding-basic and diluted
Basic and diluted	28,030,010	28,030,010

See accompanying notes to the condensed consolidated financial statements.

Jufeel International Group and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in US$)

Three months ended March 31, 2019

		Attributable to Jufeel International Group’s Shareholders’ Equity
	Common Stock	Additional paid in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling Interests	Total Equity
Balance, January 1, 2019	28,030,010	$7,057,676	$1,811,576	$20,787,143	$(836,958)	$418,708	$29,238,145
Net (loss) income	-	-	-	(451,220)	-	926	(450,294)
Foreign currency translation adjustment	-	-	-	-	559,438	8,067	567,505
Balance, March 31, 2019	28,030,010	$7,057,676	$1,811,576	$20,335,923	$(277,520)	$427,701	$29,355,356

Three months ended March 31, 2018

		Attributable to Jufeel International Group’s Shareholders’ Equity
	Common Stock	Additional paid in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Non-controlling Interests	Total Equity
Balance, January 1, 2018	28,030,010	$7,057,676	$1,779,412	$15,634,756	$558,264	$505,295	$25,535,403
Net (loss) income	-	-	-	(1,045,786)	-	28,253	(1,017,533)
Foreign currency translation adjustment	-	-	-	-	967,463	20,113	987,576
Balance, March 31, 2018	28,030,010	$7,057,676	$1,779,412	$14,588,970	$1,525,727	$553,661	$25,505,446

See accompanying notes to the condensed consolidated financial statements.

Jufeel International Group and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(450,294)	$(1,017,533)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	157,238	80,941
Amortization expense	43,967	46,618
Deferred income tax	(39,462)	(184,003)
Loss on disposal of property and equipment	1,313	-
Changes in operating assets and liabilities:
Accounts receivable	1,089	(685,113)
Other receivables	129,927	(149,129)
Prepayments	73,988	23,603
Inventories	(1,010,869)	(491,174)
Deferred inventory costs	(84,217)	(146,627)
Accounts payable	243,666	(337,744)
Income taxes payable	(79,671)	(1,341,835)
Deferred revenue	(61,504)	606,012
Advanced payments from customers	(36,645)	(624,635)
Amount due to related parties	179,741	444,960
Other taxes payable	120,066	(2,192,152)
Accrued expenses and other current liabilities	178,807	(61,084)
Net cash used in operating activities	(632,860)	(6,028,895)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(3,499,955)	(3,516,009)
Repayment of loans to third parties	837,439	-
Net cash used in investing activities	(2,662,516)	(3,516,009)

Cash Flows From Financing Activities
Net cash provided by financing activities	-	-

Effect of exchange rate fluctuation on cash and cash equivalents	88,175	525,411

Net decrease in cash and cash equivalents	(3,207,201)	(9,019,493)
Cash and cash equivalents, beginning of period	4,914,748	16,391,266
Cash and cash equivalents, end of period	$1,707,547	$7,371,773

Supplemental disclosure information:
Cash paid for income tax expense	$206,486	$1,341,835
Cash paid for interest expense	$13,340	$-
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment financed by other payables	$302,979	$244,711

See accompanying notes to the condensed consolidated financial statements.

Jufeel International Group and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

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

Wuxi Jufeel PMAS Life Technology Co, Ltd (“Wuxi Jufeel”) was incorporated on October 11, 2016 registered in Suzhou, Jiangsu Province, under the laws of the PRC. The shareholders Mrs. Zhang Yi, Henan Jufeel and Mr. Lu Dajie hold 70%, 10% and 20% of Wuxi Jufeel’s ownership interest, respectively. On the same day, Mrs. Zhang Yi and Henan Jufeel signed a share entrustment agreement with Kaifeng Jufeel to state that they hold the equity interest in Wuxi Jufeel on behalf of Kaifeng Jufeel. In this regard, Kaifeng Jufeel owns 80% equity interest in Wuxi Jufeel. As a result, Kaifeng Jufeel consolidates Wuxi Jufeel and there is a 20% non-controlling interest in Wuxi Jufeel.

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

As a part of the holding company reorganization, on September 15, 2017 and October 24, 2017, Jufeel Wyoming issued 27,830,000 additional shares to Mr. Zhang and employees, service providers and cooperation partners of the Company. The issuance of these shares represented interests for each holder in Kaifeng Jufeel prior to the reorganization. Following the issuances, Mr. Zhang owns, either directly or through entities controlled by him, approximately 18,892,943 shares, or 67.4% of the Company’s common stock. On October 25, 2017, the reorganization was completed.

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

Total assets and liabilities presented on the Company’s consolidated balance sheets and revenue, expense and net income presented on consolidated statements of income and comprehensive income as well as the cash flow from operating, investing and financing activities presented on the consolidated statements of cash flows are substantially the financial position, operation and cash flow of the Company’s VIE and its subsidiaries. The Company has not provided any financial support to Kaifeng Jufeel for the three months ended March 31, 2019 and year ended December 31, 2018. The assets and liabilities of the consolidated VIE as of March 31, 2019 and December 31, 2018 are listed below:

	March 31,	December 31,
	2019	2018
	(unaudited)
Current assets	$10,264,033	$13,250,570
Non-current assets	35,429,941	31,510,706
Total assets	$45,693,974	$44,761,276
Current liabilities	$16,107,684	$16,061,399
Non-current liabilities	-	-
Total liabilities	$16,107,684	$16,061,399

Details of the subsidiaries and VIE of the Company are set out below:

	Date of incorporation	Place of incorporation	Percentage of ownership	Principal activities
Wholly owned subsidiaries
Jufeel Holdings	May 10, 2017	British Virgin Islands	100%	Investment holding
Ivan International	April 23, 2015	Hong Kong	100%	Investment holding
Ivan King	August 09, 2017	PRC	100%	Consultancy service
Variable Interest Entity (“VIE”)
Kaifeng Jufeel	August 05, 2011	PRC	VIE	Aloe product and distributorship sales
VIE’s subsidiaries
Hainan Zhongchen	July 03, 2001	PRC	70% owned by Kaifeng Jufeel	Aloe material production and sales
Suzhou Yihuotong	August 10, 2016	PRC	100% owned by Kaifeng Jufeel	Aloe product sales
Wuxi Jufeel	October 11, 2016	PRC	80% owned by Kaifeng Jufeel	Aloe product production and sales
Changzhou Jufeel	May 23, 2017	PRC	70% owned by Kaifeng Jufeel and 30% owned by Wuxi Jufeel	Aloe product production and sales

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of preparation

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

The Company usually receives customer payments in advance and only gives one-month credit terms to several customers with long term cooperation history. The allowance for doubtful accounts as of March 31, 2019 and December 31, 2018 was $75,573 and $74,145, respectively.

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

The Company has not recognized revenue for the part of the inventory delivered where the collectability was not reasonably assured for the three months ended March 31, 2019 and year ended December 31, 2018 and recognized deferred inventory costs for the delivered inventories as the costs related directly to contracts. The costs are expected to be recovered when the Company collects from its customers. The deferred inventory costs will be charged to the cost of revenue when collections are made from its customers and revenue is recognized.

h.	Property, plant and equipment

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

i.	Revenue recognition

On January 1, 2019, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers”, applying the modified retrospective method. The adoption didn’t result in a material adjustment to the retained earnings as of January 1, 2019.

In accordance with ASC Topic 606, revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. In determining when and how much revenue is recognized from contracts with customers, the Company performs the following five-step analysis: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company’s contract with customers do not include significant financing component and any variable consideration.

The Company does not believe that significant management judgements are involved in revenue recognition, but the amount and timing of the Company’s revenues could be different for any period if management made different judgments or utilized different estimates. Generally, the Company recognizes revenue under ASC Topic 606 for each type of its performance obligation at a point in time as follows:

The sales of aloe products are derived principally from providing aloe products to customers, including both distributors/agents and enterprise customers.

(a) Distributors/Agents: The Company recognizes revenue upon the delivery of products to distributors/agents, which is when the goods delivered to the users or the designated address and it is probable that the Company will collect the payments. When it is not probable that the Company will collect the payments, the revenue will not be recognized until payments are collected. Discounts provided were recorded as deduction of net sales.

(b) Enterprise customers: For enterprise customers, the Company recognized revenue when the goods delivered to the user or the designated address agreed by both parties with collection of the payments from these customers. When the Company cannot conclude it is probable that it will collect substantially all of the consideration to which it will be entitled in exchange for goods, the Company does not expect to accept a lower amount of the consideration that the customers are obligated to pay. Thus, no contract identified. All collections received after the costs are fully recovered are reflected as income. The Company deferred the recognition of revenue with deferred inventory cost of $1,502,244 and $1,391,066 as of March 31, 2019 and December 31, 2018, respectively, for the related cost of inventory already delivered where the collections of payment from the enterprise customers are not reasonably assured. The Company recorded accounts receivable of $3,553,273 and $3,546,584 as the Company had the legal right to claim on the proceeds from the enterprise customers and with credit to deferred revenue in the same amount as of March 31, 2019 and December 31, 2018, respectively.

Taxes that have been assessed by governmental authorities and that are directly imposed on revenue-producing transactions between the Company and its customers, including value-added, and tax surcharge, are presented on a net basis (excluded from net sales).

j.	Income taxes

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

k.	Value added taxes (“VAT”)

The Company was subject to VAT at the rate of 17% on sales of its products (before May 1, 2018), and 11% on sales of the agricultural products (before May 1, 2018) and at the rate of 6% of its membership revenue. The PRC government has announced VAT reduction, which was affected in May 2018. Therefore, on and after May 1, 2018, the Company is subject to VAT at the rate of 16% on sales of its products, and 10% on sales of the agricultural products and at the rate of 6% of its membership revenue, which the Company issued membership fee VAT invoices though membership fees are recognized with the sales of aloe products as a single unit of accounting under US GAAP. The Company is also subject to surcharges, which includes urban maintenance and construction taxes and additional education fees on VAT payable in accordance with PRC law. The surcharges are at the rate of 12% of the VAT payable, depending on which tax jurisdiction the Company’s PRC operating subsidiaries and the VIE operate in.

l.	Related parties

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

m.	Earnings per share

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

The following table sets forth the computation of basic and diluted loss per share for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Numerator:
Net loss attributable to Jufeel International Group	$(451,220)	$(1,045,786)
Denominator:
Weighted-average shares outstanding basic and diluted: -Common stock issued and outstanding	28,030,010	28,030,010
Basic and diluted loss per share	$(0.02)	$(0.04)

n.	Fair Value Measurements

As of March 31, 2019, and December 31, 2018, none of the Company’s nonfinancial assets or liabilities was measured at fair value on a nonrecurring basis.

The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivables and accounts payable, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

o.	Recently issued accounting standards

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

Concentration risk

Under PRC regulations, each bank account is insured by People’s bank of China with the maximum amount of RMB 500,000 (approximately US$72,852). The cash and cash equivalents balance held in the PRC bank accounts was $1,707,547 and $4,907,519 as of March 31, 2019 and December 31, 2018, respectively.

For the three months ended March 31, 2019 and 2018, most of the Company’s assets were located in the PRC and all of the Company’s revenues were derived from the PRC.

One third party customer accounted for 49% of the sales for the three months ended March 31, 2019. Another third party customer accounted for 13% of sales for the three months ended March 31, 2018. As of March 31, 2019, two customers accounted for 56% and 14% of the Company’s accounts receivable, respectively.

NOTE 4. LOANS TO THIRD PARTIES

	March 31,	December 31,
	2019	2018
	(unaudited)
Loan to third party A	$-	$648,386
Loan to third party B	-	174,845
Loans to third parties	$-	$823,231

As of December 31, 2018, loans to third parties represented operating loans to cooperation partners. Loans to third parties had been collected in February 2019.

NOTE 5. OTHER RECEIVABLES, NET

	March 31,	December 31,
	2019	2018
	(unaudited)
Staff advance	$3,163	$135,258
Others	39,323	34,148
Other receivables	42,486	169,406
Allowance	(3,159)	(3,099)
Other receivables, net	$39,327	$166,307

NOTE 6. PREPAYMENTS

	March 31,	December 31,
	2019	2018
	(unaudited)
Prepayments for inventory purchase	$858,691	$1,027,544
Prepaid service fee and others	135,551	20,644
Prepayment	$994,242	$1,048,188

NOTE 7. INVENTORIES

	March 31,	December 31,
	2019	2018
	(unaudited)
Raw materials	$321,921	$119,222
Packaging materials	287,650	297,995
Finished goods	2,233,697	1,419,121
Work in progress	319,306	272,750
Inventories	$3,162,574	$2,109,088

As of March 31, 2019, the balance of finished goods mainly represents three new products launched in 2018.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	March 31,	December 31,
	2019	2018
	(unaudited)
Buildings	$2,785,890	$2,733,242
Machinery and equipment	2,470,306	2,458,479
Furniture and office Equipment	568,131	538,281
Motor vehicles	400,829	393,254
Leasehold improvements	725,425	711,716
	6,950,581	6,834,972
Less: accumulated depreciation	(2,197,140)	(2,042,794)
	4,753,441	4,792,178
Add: construction in process	25,494,115	21,917,871
Property, plant and equipment, net	$30,247,556	$26,710,049

Depreciation expense for the three months ended March 31, 2019 and 2018 was $157,238 and $80,941 respectively.

Construction in progress represented the Company’s new factory and office building in Kaifeng, Henan Province and building improvement in Changzhou, Jiangsu Province. The main construction work of factory and office building in Kaifeng were completed in the second quarter of 2018 and it is expected to be placed in service in the second quarter of 2019 when the work on the interior of the building are completed.

The Company has not obtained all required construction permits in accordance with Article 64 of the Urban and Rural Planning Law in China, however, the Company has received a waiver letter from local government that the Company would be not subject to any penalty for the construction.

As of March 31, 2019, one floor of the office in Changzhou Jufeel, which was recorded in buildings with the carrying value of $1,404,840 was pledged against a credit facility from Jiangnan Rural Commercial Bank (see Note 12).

NOTE 9. EQUIPMENT RELATED PREPAYMENTS

As of March 31, 2019, equipment related prepayment represented prepayments related to the equipment purchase in Kaifeng Jufeel and Hainan Zhongchen.

NOTE 10. LONG TERM PREPAYMENTS AND OTHER NON-CURRENT ASSETS

Long term prepayments and other non-current assets mainly consist of prepaid farmland lease of the Company.

	March 31, 2019	December 31, 2018
	(unaudited)

Prepaid farmland lease	$1,968,584	$1,962,580
Deferred tax assets (see Note 14)	39,539	-
Others	209,703	208,928
Long term prepayments and other non-current assets	$2,217,826	$2,171,508

Amortization expense for prepaid farmland lease for the three months ended March 31, 2019 and 2018 was $31,737 and $33,650, respectively.

As of March 31, 2019 and December 31, 2018, others mainly consisted of long-term deposit for office lease.

NOTE 11. OTHER CURRENT LIABILITIES

	March 31,	December 31,
	2019	2018
	(unaudited)
Employee reimbursement payables	$123,386	$95,764
Rental payables	138,983	122,256
Construction related payables	303,576	328,441
Farmland lease payable	777,426	762,735
Others	342,467	199,623
Accrued expenses and other liabilities	$1,685,838	$1,508,819
Other taxes payables	$2,395,196	$2,231,903

Other taxes payables are mainly consisted of VAT payable (see Note 2(k)).

NOTE 12. LIABILITY UNDER LINE OF CREDIT

In September 2018, the general manager of Changzhou Jufeel, signed a credit facility agreement on behalf of the Company in the amount of RMB12,052,100 (or $1,756,047) with Jiangnan Rural Commercial Bank with a three-year term from September 2018 to September 2021. He entered a written agreement with Changzhou Jufeel that the loan will be used for the Company’s operation needs. The credit facility was guaranteed by Changzhou Jufeel and the general manager’s spouse (sister of the Company’s CEO). In addition, one floor of the office in Changzhou Jufeel with the carrying value of $1,404,840 was pledged against the credit facility (see Note 16). At the end of September 2018, a loan with the principal amount of RMB6,000,000 (or $874,228) with and annual interest rate of 6% was borrowed by the general manager of Changzhou Jufeel from Jiangnan Rural Commercial Bank under this credit facility. The loan period was from September 2018 to September 2019. The proceeds from the loan was used to pay to a vendor of Changzhou Jufeel on its behalf in October 2018. In December 2018, due to the Company not being satisfied with the quality of the aloe powder, the purchase agreement was cancelled, and the vendor returned the RMB6,000,000 (or $874,228) to Changzhou Jufeel. The interest related to the loan has been paid by the general manager from October 2018 to March 2019 and accrued by the Company. Changzhou Jufeel will repay him all interest of the loan from the inception of the loan and Changzhou Jufeel shall return RMB 6,000,000 principal to him for payment to the bank at the expiration date of his loan with Jiangnan Rural Commercial Bank.

NOTE 13. RELATED PARTY BALANCE AND TRANSACTIONS

a. Balances

Amount due to related parties:

	March 31,	December 31,
	2019	2018
	(unaudited)
Henan Jufeel Technology Investment Co., Ltd. (i) (a)	$1,790,623	$1,593,931
Mr. Zhang (b)	160,653	157,617
General manager of Wuxi Jufeel (holds 20% ownership interest of Wuxi Jufeel (b))	9,277	366
Amount due to related parties	$1,960,553	$1,751,914

(a) The balance due to Henan Jufeel Technology Investment Co., Ltd. mainly consisted of an advance received by Hainan Zhongchen for aloe products purchase net of its payments made on behalf of Kaifeng Jufeel and Jufeel Wyoming.

(b) These balances were mainly advance to the Company for operating capital.

(i) This Company is under common control of Mr. Zhang.

b. Transactions

	Three months ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Related parties advance to the Company for operation (1)	$68,919	$393,397
Lease from related parties (2)	$96,745	$95,822

1. Related parties advance to the Company for operation

During three months ended March 31, 2019 and 2018, the related parties advance to the Company for operation in the amount of $68,919 and $393,397, respectively.

 2. Lease from related parties

Starting from 2015, the Company leased two floors of an office building from Mr. Zhang and Mrs. Guo Li. The contract periods were from September 2015 with annual rental of approximately $271,320 and renewed in September 2018. The lease agreement is expected to be renewed annually.

Starting from the year ended December 31, 2015, the Company leased four vehicles from Mr. Zhang. The contract term was from January 1, 2015 to December 31, 2016 with the annual rental of approximately $112,993 and renewed in January 2019. The lease agreement is expected to be renewed when expire.

Expense recorded under these leases during the three months ended March 31, 2019 and 2018 were $96,745 and $95,822 respectively.

3. Guarantee provided to a related party

As of March 31, 2019, one floor of the office in Changzhou Jufeel with the carrying value of $1,404,840 was pledged against the credit facility borrowed by the general manager of Changzhou Jufeel from Jiangnan Rural Commercial Bank. The credit facility was guaranteed by Changzhou Jufeel (see note 12).

NOTE 14. TAXATION

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

As a result of tax reform, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. The Company did not record provisional tax charge related to the one-time transition tax as there were no cumulative positive earnings and profits from its foreign subsidiaries.

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

In August 2015, Kaifeng Jufeel was approved by the related PRC governmental authorities as a High and New Technology Enterprise, which enabled the entity, as approved by the local tax authorities of Kaifeng, Henan province, the PRC, to enjoying the favorable statutory tax rate of 15% in years ended December 31, 2015, 2016 and 2017. Kaifeng Jufeel has renewed the High and New Technology Enterprise qualification and has been approved by the local tax authorities in December 2018 and still enjoy the 15% favorable tax rate for the years ending December 31, 2018, 2019 and 2020. Therefore, for the three months ended March 31, 2019 and 2018, the applicable income tax rate of Kaifeng Jufeel Biotech Co, Ltd. was 15%.

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

For the three months ended March 31, 2019 and 2018, the Company’s income tax expense (benefit) consisted of:

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018
	(unaudited)	(unaudited)
Current income tax	$126,815	$-
Deferred income tax	(39,462)	(184,003)
	$87,353	$(184,003)

A reconciliation of the income tax expenses determined at the PRC statutory corporate income tax rate to the Company’s effective income tax expenses is as follows:

	Three months ended March 31, 2019	Three months ended March 31, 2018
	(unaudited)	(unaudited)

Loss before income taxes	$(362,941)	$(1,201,536)
PRC statutory tax rate	25%	25%
Income tax expense computed at PRC tax rate	(90,735)	(300,384)
Reconciling items:
Effect of preferential tax rate	151,898	146,332
Non-deductible expenses	604	7,567
Changes in valuation allowance	25,586	(37,518)
Effective income tax expense	$87,353	$(184,003)

Deferred Tax

The Company’s deferred tax assets were as follows:

	March 31, 2019	December 31, 2018
	(unaudited)
Tax effect of net operating losses carried forward	$481,987	$410,004
Allowance for doubtful accounts and inventory impairment	16,872	16,554
Valuation allowance	(459,320)	(426,558)
Deferred tax assets, net	$39,539	$-

Movement of valuation allowance:

	March 31, 2019	December 31, 2018
	(unaudited)
Balance at beginning of the period	$426,558	$431,503
Current period movement	25,586	38,315
Foreign currency translation adjustments	(7,176)	(43,260)
Balance at end of the period	$459,320	$426,558

There were no uncertain tax positions as of March 31, 2019 and December 31, 2018 and the Company does not believe that this will change over the next twelve months.

NOTE 15. SEGMENT REPORTING

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

For the three months ended March 31, 2019 (unaudited)

	Aloe product sales	Aloe material sales	Inter- segment and reconciling item	Total
Revenues	$3,784,144	$563,205	$(1,891,816)	$2,455,533
Cost of revenue	1,809,744	400,519	(1,343,886)	866,377
Total operating expenses	1,153,751	253,312	(45,571)	1,361,492
Unallocated corporate expenses	-	-	-	591,269
Operating income (loss)	820,649	(90,626)	(502,359)	(363,605)

Net income (loss)	747,489	(91,755)	(502,358)	(450,294)
Segment assets	49,824,254	4,125,664	(8,255,945)	45,693,973
Unallocated assets				816,942
Total assets – March 31, 2019	49,824,254	4,125,664	(8,255,945)	46,510,915

For the three months ended March 31, 2018 (unaudited)

	Aloe product sales	Aloe material sales	Inter- segment and reconciling item	Total
Revenues	$258,072	$931,778	$(787,267)	$402,583
Cost of revenue	112,219	560,135	(507,252)	165,102
Total operating expenses	824,129	213,424	(12,671)	1,024,882
Unallocated corporate expenses	-	-	-	427,164
Operating (loss) income	(678,276)	158,219	(267,344)	(1,214,565)

Net (loss) income	$(447,132)	$142,700	$(251,957)	$(1,017,533)

NOTE 16. COMMITMENT

A. Operating lease

The Company leases vehicle, factory and office premises under various non-cancelable operating lease agreements, with an option to renew the lease. The rental expense for the three months ended March 31, 2019 and 2018 was $1,887,871 and $289,957, respectively. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements as of March 31, 2019 are as follows:

Lease Commitment
(unaudited)
Nine months ending December 31,
2019	$733,920
Year ending December 31,
2020	669,739
2021	103,880
2022	38,613
2023	38,613
2024	38,613
Thereafter	692,557
Total	$2,315,935

B. Capital commitments

As of March 31, 2019, the Company’s capital commitments contracted but not yet reflected in the consolidated financial statements amounted to $2,649,274, which mainly related to the construction for new factory and office building. It will be financed by the Company’s cash flow generate by operating activities.

The Company has no significant pending litigation as of March 31, 2019.

NOTE 17. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions through the date the financial statements were issued, and has determined that there are no events that are material to the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a bio-tech company that cultivates, processes, researches, innovates, and manufactures for sale aloe vera and aloe vera based products in mainland China. During three months ended March 31, 2019, our net sales increased 510% from $402,583 to $2,455,533 when comparing with three months ended March 31, 2018 because the Company delivered more products with better cash collection from the enterprise customers. The sales will keep increasing in 2019 after signing more enterprise customers. Our sales for the three months ended March 31, 2019 included:

•	$261,218 in sales of raw product (10.6%)

•	$2,194,315 in sales of branded products (89.4%)

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

See Note 2 to the Consolidated Financial Statements included herewith.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

The following table shows key components of the results of operations during the three months ended March 31, 2019 and 2018 of Jufeel International Group and Subsidiaries (the “Company”), in US Dollars (“$”):

	Three months Ended	Three months Ended
	March 31,	March 31,
	2019	2018

Net revenue
Product sale to third parties	$2,455,533	$402,583
Total net revenue	2,455,533	402,583

Cost of revenue
Cost of product sales – third parties	866,377	165,102
Total cost of revenue	866,377	165,102

Gross profit	1,589,156	237,481
GP ratio	65%	59%

Operating expenses:
Selling and marketing expenses	245,394	45,450
General and administrative expenses	1,355,781	1,267,989
Research and development expenses	351,586	138,607
Total operating expenses	1,952,761	1,452,046

Loss from Operations	(363,605)	(1,214,565)

Other income	664	13,029

Loss from operations before income taxes	(362,941)	(1,201,536)
Income tax expense (benefit)	87,353	(184,003)
Net loss	(450,294)	(1,017,533)
Net income attributable to non-controlling interests	(926)	(28,253)
Net loss attributable to Jufeel International Group	(451,220)	(1,045,786)

Net loss	$(450,294)	$(1,017,533)
Loss per share-basic and diluted	$(0.02)	$(0.04)
Weighted average number of common shares outstanding-basic and diluted
Basic and diluted	28,030,010	28,030,010

Net revenue

The net revenue was $2,455,533 for the three months ended March 31, 2019, compared to $402,583 for the three months ended March 31, 2018. The increase in net revenue was $2,052,950, representing a 510% increase. The increase in revenue during the three months ended March 31, 2019 was mainly due to the Company delivered more products with better cash collection from the enterprise customers in the three months ended March 31, 2019. The sales will keep increasing in 2019 after signing more enterprise customers for our aloe product sales.

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

Cost of revenue

Total cost of revenue was $866,377 for the three months ended March 31, 2019, compared to $165,102 for the three months ended March 31, 2018. The increase in cost of revenue was $701,275, which was in line with increase in net revenue.

Gross profit

As a result of the foregoing, our gross profit was $1,589,156, for the three months ended March 31, 2019, compared with $237,481, for the three months ended March 31, 2018. Our overall gross margin was 65% for three months ended March 31, 2019 and 59% for the three months ended March 31, 2018. The increase in our overall gross margin was the result of more branded product sold with higher margin and less raw products sold with lower margin for the three months ended March 31, 2019, compared with the three months ended March 31, 2018.

Operating Expenses

Total operating expenses were $1,952,761 for the three months ended March 31, 2019, compared to $1,452,046 for the three months ended March 31, 2018. The increase in operating expenses was $500,715, representing a 34% increase. This was mainly attributable to increase in selling and marketing expenses and research and development expenses.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses for the sales staff.

Selling and marketing expenses were $245,394 for the three months ended March 31, 2019, compared to $45,450 for the three months ended March 31, 2018. The increase in sales and marketing expenses from the three months ended March 31, 2018 to the three months ended March 31, 2019 was $199,944, representing a 440% increase. The selling and marketing expenses increased mainly due to increase in expenses related to rental of exhibition center during the three months ended March 31, 2019, and there was less related expenses during the three months ended March 31, 2018.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits expenses, professional service fees, and office rental expenses.

General and administrative expenses were $1,355,781 for the three months ended March 31, 2019, compared to $1,267,989 for the three months ended March 31, 2018. The decrease of general and administrative expenses from the three months ended March 31, 2018 to the three months ended March 31, 2019 was $87,792, representing a 7% decrease. The general and administrative expenses increased mainly due to more professional fees occurred during the three months ended March 31, 2019.

Research and Development Expenses

Research and development expenses mainly consist of staff related expenses incurred for costs associated with research in new products, development and enhancement of existing products.

Research and development expenses were $351,586 for the three months ended March 31, 2019, compared to $138,607 for the three months ended March 31, 2018. The increase in research and development expenses from the three months ended March 31, 2018 to the three months ended March 31, 2019 was $212,979, representing a 154% increase. The increase was mainly due to the Company increased outsourced research and development expenses and cooperation research expenses.

Loss from Operations

As a result of the foregoing, we had a loss from operations for the three months ended March 31, 2019 of $363,605, compared to $1,214,565 for the three months ended March 31, 2018.

Other Income

Other income was $664 for the three months ended March 31, 2019, compared to other income of $13,029 for the three months ended March 31, 2018. The change was mainly due to there were more subsidy income received during the three months ended March 31, 2018.

Income Tax Expense (Benefit)

Our PRC operating subsidiaries and VIE, being incorporated in the PRC, are governed by the income tax law of the PRC and is subject to PRC enterprise income tax. The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises. Kaifeng Jufeel was approved by the related PRC governmental authorities as a High and New Technology Enterprise, which enabled the entity, as approved by the local tax authorities of Kaifeng, Henan province, PRC, to enjoy the favorable statutory tax rate of 15% in years ended December 31, 2015, 2016 and 2017. Kaifeng Jufeel has renewed the High and New Technology Enterprise qualification and has been approved by the local tax authorities in December 2018 and will have the 15% favorable tax rate for the years ending December 31, 2018, 2019 and 2020. Income tax expense was $87,353 for the three months ended March 31, 2019, compared to income tax benefit of $184,003 for the three months ended March 31, 2018. The tax benefit was due to the operating losses during the three months ended March 31, 2018.

Net loss

For the three months ended March 31, 2019, we had net loss of $450,294, compared to the net loss of $1,017,533 for the three months ended March 31, 2018. The decrease in net loss was due to a decrease in loss from operations for the three months ended March 31, 2019, as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, the Company had $1,707,547 in cash and cash equivalents. The Company had capital commitment of $2,649,274, and lease commitment of $2,442,349 as of December 31, 2018, of which $904,100 was within one year. The Company had negative cash flow of $3,207,201 for the three months ended March 31, 2019 including $3,499,955 related to the purchase of property, plant and equipment. The Company’s principal sources of liquidity have been cash provided by operating activities.

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

Our cash flows for the three months ended March 31, 2019 and 2018 are summarized below:

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018

Net cash used in operating activities	$(632,860)	$(6,028,895)
Net cash used in investing activities	(2,662,516)	(3,516,009)
Net cash provided by financing activities	-	-
Effect of exchange rate change on cash and cash equivalents	88,175	525,411
Net decrease in cash and cash equivalents	(3,207,201)	(9,019,493)
Cash and cash equivalents at beginning of period	4,914,748	16,391,266
Cash and cash equivalents, ending balance	$1,707,547	$7,371,773

Net Cash Used in Operating Activities

For the three months ended March 31, 2019, $632,860 net cash used in operating activities was primarily attributable to our net loss of $450,294, adjusted by non-cash items of depreciation and amortization of $201,205. Also, it was attributable to inventories increased by $1,010,869 offset by accounts payable increased by $243,666 and amount due to related parties increased by $179,741.

For the three months ended March 31, 2018, $6,028,895 net cash used in operating activities was primarily attributable to our net loss of $1,017,533, adjusted by non-cash items of depreciation and amortization of $127,559, and deferred income tax of $184,003. Also, it was attributable to other taxes payable decreased by $2,192,152, income tax payable decreased by $1,341,835, account receivable increased by $685,113, advanced payments from customers decreased by $624,635, offset by deferred revenue increased by $606,012.

Net Cash Used in Investing Activities

For the three months ended March 31, 2019, net cash used in investing activities of $2,662,516 was primarily the result of purchase of property, plant and equipment of $3,499,955, offset by repayment of loans to third parties of $837,439.

For the three months ended March 31, 2018, net cash used in investing activities of $3,516,009 was the result of purchase of property, plant and equipment.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2019 and 2018, net cash provided by financing activities was $ Nil.

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

Contractual Obligations

Operating lease commitment:

The Company leases vehicle, factory and office premises under various non-cancelable operating lease agreements, with an option to renew the lease. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements as of March 31, 2019 are as follows:

Lease Commitment

Nine months ending December 31,
2019	$733,920
Year ending December 31,
2020	669,739
2021	103,880
2022	38,613
2023	38,613
2024	38,613
Thereafter	692,557
Total	$2,315,935

Capital commitment:

As of March 31, 2019, the Company’s capital commitments contracted but not yet reflected in the consolidated financial statements amounted to $2,649,274, which mainly related to the construction of new factories and office building in Kaifeng City. It will be financed by the Company’s cash flow generated by operating activities.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements included herewith.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to market risk related to interest rates or foreign currencies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of March 31, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of March 31, 2019.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three-month period ended March 31, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. OTHER INFORMATION

None.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

The Company filed Form 8-K on May 3rd, 2019 and Form 8-K/A on May 8th, 2019 regarding the change of its auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUFEEL INTERNATIONAL GROUP

Date: May 15, 2019	By:	/s/ Rongxuan Zhang
Rongxuan Zhang
President and Director
(principal executive officer)

Date: May 15, 2019	By:	/s/ Lin Bao
Lin Bao
Chief Financial Officer
(principal financial and accounting officer)

