Form 10-Q
period 2019-06-30
Jufeel International Group
filed 2019-08-19
CIK 1725063

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2019

☐	Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________ to __________

Commission File Number: 333-229777

Jufeel International Group
(Exact Name of Registrant as Specified in its Charter)

Wyoming	82-3002644
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

85 Jinshui East Road19/F, Tower 3, Yabao
Zhengzhou, Henan Province, PRC	450000
(Address of principal executive offices)	(Zip Code)

Registrant’s Phone: +86 (371) 53626656

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of August 19, 2019, the issuer has 28,030,010 shares of common stock issued and outstanding.

2

ITEM 1. FINANCIAL STATEMENTS

JUFEEL INTERNATIONAL GROUP

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

Jufeel International Group and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in US$)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$10,346,093	$4,914,748
Accounts receivable, net	1,216,625	3,606,660
Loans to third parties	-	823,231
Other receivables, net	56,084	166,307
Prepayments	932,420	1,048,188
Inventories	3,473,727	2,109,088
Deferred inventory costs	265,367	1,391,066
Total current assets	16,290,316	14,059,288
Non-current assets
Property, plant and equipment, net	31,288,762	26,710,049
Land use right, net	2,224,093	2,252,211
Equipment related prepayment	980,945	376,938
Long term prepayments and other non-current assets	6,465,969	2,171,508
Total non-current assets	40,959,769	31,510,706
Total assets	$57,250,085	$45,569,994

Liabilities and Equity
Current Liabilities
Income tax payable	$2,061,106	$2,096,155
Accounts payable	1,579,218	1,557,386
Advanced payments from customers	9,373,930	2,764,860
Deferred revenue	1,177,191	3,546,584
Amount due to related parties	6,382,951	1,751,914
Liability under credit facility	872,765	874,228
Other taxes payables	2,833,208	2,231,903
Accrued expenses and other liabilities	1,445,208	1,508,819
Total current liabilities	25,725,577	16,331,849
Total non-current liabilities	-	-
Total liabilities	25,725,577	16,331,849

Shareholders’ Equity
Common stock (No par value, Unlimited number authorized, 28,030,010 shares issued and outstanding as of June 30, 2019 and December 31, 2018)	-	-
Additional paid in capital	7,057,676	7,057,676
Statutory reserve	1,811,576	1,811,576
Retained earnings	23,172,074	20,787,143
Accumulated other comprehensive loss	(918,194)	(836,958)
Total Jufeel International Group’s shareholders’ equity	31,123,132	28,819,437
Non-controlling interests	401,376	418,708
Total Shareholders’ Equity	31,524,508	29,238,145
Total liabilities and shareholders’ equity	$57,250,085	$45,569,994

See accompanying notes to the condensed consolidated financial statements.

Jufeel International Group and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(Amounts in US$)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2018
Net revenue
Product sales to third parties	$6,936,519	$6,547,053
Product sales to related parties	-	17,735
Service revenue with third parties	2,295,604	-
Total net revenue	9,232,123	6,564,788

Cost of revenue
Cost of product sales – third parties	2,712,408	1,913,910
Cost of product sales – related parties	-	4,990
Total cost of revenue	2,712,408	1,918,900
Gross profit	6,519,715	4,645,888

Operating expenses:
Selling and marketing expenses	571,377	129,702
General and administrative expenses	2,158,983	2,838,872
Research and development expenses	815,811	417,738
Total operating expenses	3,546,171	3,386,312

Income from Operations	2,973,544	1,259,576

Other (expense) income	(40,175)	32,776

Income before income taxes	2,933,369	1,292,352
Income tax expense	565,300	315,092
Net income	2,368,069	977,260
Net loss attributable to non-controlling interests	16,862	54,467
Net income attributable to Jufeel International Group.	$2,384,931	$1,031,727

Net income	$2,368,069	$977,260
Other comprehensive income
Foreign currency translation loss, net of nil income taxes	(81,236)	(360,006)
Comprehensive income	$2,286,833	$617,254
Comprehensive loss attributable to non-controlling interests	17,332	58,739
Comprehensive income attributable to Jufeel International Group	$2,304,165	$675,993

Earnings per share-basic and diluted
	$0.09	$0.04
Weighted average number of common stock outstanding-basic and diluted
Basic and diluted	28,030,010	28,030,010

See accompanying notes to the condensed consolidated financial statements.

Jufeel International Group and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in US$)

Six months ended June 30, 2019

		Attributable to Jufeel International Group’s Shareholders’ Equity
	Common Stock	Additional paid in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling Interests	Total Equity
Balance, January 1, 2019	28,030,010	$7,057,676	$1,811,576	$20,787,143	$(836,958)	$418,708	$29,238,145
Net income (loss)	-	-	-	2,384,931	-	(16,862)	2,368,069
Foreign currency translation adjustment	-	-	-	-	(81,236)	(470)	(81,706)
Balance, June 30, 2019	28,030,010	$7,057,676	$1,811,576	$23,172,074	$(918,194)	$401,376	$31,524,508

Six months ended June 30, 2018

		Attributable to Jufeel International Group’s Shareholders’ Equity
	Common Stock	Additional paid in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income	Non-controlling Interests	Total Equity
Balance, January 1, 2018	28,030,010	$7,057,676	$1,779,412	$15,634,756	$558,264	$505,295	$25,535,403
Net income (loss)	-	-	-	1,031,727	-	(54,467)	977,260
Foreign currency translation adjustment	-	-	-	-	(360,006)	(4,272)	(364,278)
Balance, June 30, 2018	28,030,010	$7,057,676	$1,779,412	$16,666,483	$198,258	$446,556	$26,148,385

See accompanying notes to the condensed consolidated financial statements.

Jufeel International Group and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$2,368,069	$977,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	313,324	153,800
Amortization expense	87,842	93,120
Deferred income tax	-	(7,880)
Loss on disposal of property and equipment	3,993	-
Changes in operating assets and liabilities:
Accounts receivable	2,417,014	2,779,625
Other receivables	111,467	166,789
Prepayments	115,593	334,378
Amount due from related parties	-	(1,122,239)
Inventories	(1,387,112)	(726,005)
Deferred inventory costs	1,138,929	562,870
Accounts payable	24,776	(425)
Income taxes payable	(31,979)	(1,537,858)
Deferred revenue	(2,396,189)	(2,926,692)
Advanced payments from customers	6,705,278	(1,397,540)
Amount due to related parties	273,424	715,687
Other taxes payable	613,417	(1,551,449)
Accrued expenses and other current liabilities	(10,891)	(115,020)
Net cash provided by (used in) operating activities	10,346,955	(3,601,579)

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(5,665,300)	(5,945,140)
Payment of investment deposit	(4,424,255)	-
Loan to a third party	-	(5,438,617)
Repayment of loans from third parties	833,235	-
Net cash used in investing activities	(9,256,320)	(11,383,757)

Cash Flows From Financing Activities
Borrowing from a related party	4,424,255	-
Net cash provided by financing activities	4,424,255	-

Effect of exchange rate fluctuation on cash and cash equivalents	(83,545)	351,018

Net increase (decrease) in cash and cash equivalents	5,431,345	(14,634,318)
Cash and cash equivalents, beginning of period	4,914,748	16,391,266
Cash and cash equivalents, end of period	$10,346,093	$1,756,948

Supplemental disclosure information:
Cash paid for income tax expense	$597,278	$1,860,831
Cash paid for interest expense	$26,546	$-
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment financed by other payables	$281,389	$197,006

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

Jufeel Holdings was established in the British Virgin Islands (“BVI”) on May 10, 2017 by a third party on behalf of Mr. Rongxuan Zhang, the founder, president, chairman and the controlling shareholder of the Company (“Mr. Zhang”). On May 16, 2017, the third party transferred all the shares to Mr. Zhang for no consideration. On August 22, 2017, Mr. Zhang transferred all the shares to Jufeel Wyoming.

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

Total assets and liabilities presented on the Company’s consolidated balance sheets and revenue, expense and net income presented on consolidated statements of income and comprehensive income as well as the cash flow from operating, investing and financing activities presented on the consolidated statements of cash flows are substantially the financial position, operation and cash flow of the Company’s VIE and its subsidiaries. The Company has not provided any financial support to Kaifeng Jufeel for the six months ended June 30, 2019 and year ended December 31, 2018. The assets and liabilities of the consolidated VIE as of June 30, 2019 and December 31, 2018 are listed below:

	June 30,	December 31,
	2019	2018
	(unaudited)
Current assets	$15,437,274	$13,250,570
Non-current assets	40,959,769	31,510,706
Total assets	$56,397,043	$44,761,276
Current liabilities	$24,693,667	$16,061,399
Non-current liabilities	-	-
Total liabilities	$24,693,667	$16,061,399

Details of the subsidiaries and VIE of the Company are set out below:

	Date of incorporation	Place of incorporation	Percentage of ownership	Principal activities
Wholly owned subsidiaries
Jufeel Holdings	May 10, 2017	British Virgin Islands	100%	Investment holding
Ivan International	April 23, 2015	Hong Kong	100%	Investment holding
Ivan King	August 09, 2017	PRC	100%	Consultancy service
Variable Interest Entity (“VIE”)
Kaifeng Jufeel	August 05, 2011	PRC	VIE	Aloe product and distributorship sales
VIE’s subsidiaries
Hainan Zhongchen	July 03, 2001	PRC	70% owned by Kaifeng Jufeel	Aloe material production and sales
Suzhou Yihuotong	August 10, 2016	PRC	100% owned by Kaifeng Jufeel	Aloe product sales
Wuxi Jufeel	October 11, 2016	PRC	80% owned by Kaifeng Jufeel	Aloe product production and sales
Changzhou Jufeel	May 23, 2017	PRC	70% owned by Kaifeng Jufeel and 30% owned by Wuxi Jufeel	Aloe product production and sales

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of preparation

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

The Company usually receives customer payments in advance and only gives one month credit terms to several customers with long term cooperation history. The allowance for doubtful accounts as of June 30, 2019 and December 31, 2018 was $74,021 and $74,145, respectively.

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

The Company has not recognized revenue for the part of the inventory delivered where the collectability was not reasonably assured for the six months ended June 30, 2019 and year ended December 31, 2018 and recognized deferred inventory costs for the delivered inventories as the costs related directly to contracts. The costs are expected to be recovered when the Company collects from its customers. The deferred inventory costs will be charged to the cost of revenue when collections are made from its customers and revenue is recognized.

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

(b) Enterprise customers: For enterprise customers, the Company recognized revenue when the goods delivered to the user or the designated address agreed by both parties with collection of the payments from these customers. When the Company cannot conclude it is probable that it will collect substantially all of the consideration to which it will be entitled in exchange for goods, the Company does not expect to accept a lower amount of the consideration that the customers are obligated to pay. Thus, no contract identified. All collections received after the costs are fully recovered are reflected as income. The Company deferred the recognition of revenue with deferred inventory cost of $265,367 and $1,391,066 as of June 30, 2019 and December 31, 2018, respectively, for the related cost of inventory already delivered where the collections of payment from the enterprise customers are not reasonably assured. The Company recorded accounts receivable of $1,177,191 and $3,546,584 as the Company had the legal right to claim on the proceeds from the enterprise customers and with credit to deferred revenue in the same amount as of June 30, 2019 and December 31, 2018, respectively.

The service revenue are derived from providing brand services to the health centers including but not limited to providing trainings, brand promotion, health related education seminars, etc. Also the Company will sell the Company’s branded products to the health centers at premium price. Revenue is recognized ratably over the period the service is provided and, as such, the Company considers the services to have been delivered.

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

The Company was subject to VAT at the rate of 17% on sales of its products (before May 1, 2018), and 11% on sales of the agricultural products (before May 1, 2018) and at the rate of 6% of its membership revenue. The PRC government has announced VAT reduction, which was effected in May 2018. Therefore, on and after May 1, 2018, the Company is subject to VAT at the rate of 16% on sales of its products, and 10% on sales of the agricultural products and at the rate of 6% of its membership revenue. In 2019, the PRC government has announced another round of VAT reduction, which was effected from April 2019. Therefore, on and after April 1, 2019, the Company is subject to VAT at the rate of 13% on sales of its products, and 10% on sales of the agricultural products and at the rate of 6% of its service revenue, which the Company issued service fee VAT invoices though service fees are recognized. The Company is also subject to surcharges, which includes urban maintenance and construction taxes and additional education fees on VAT payable in accordance with PRC law. The surcharges are at the rate of 12% of the VAT payable, depending on which tax jurisdiction the Company’s PRC operating subsidiaries and the VIE operate in.

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

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to Jufeel International Group	$2,384,931	$1,031,727
Denominator:
Weighted-average shares outstanding basic and diluted: -Common stock issued and outstanding	28,030,010	28,030,010
Basic and diluted earnings per share	$0.09	$0.04

n.	Fair Value Measurements

As of June 30, 2019 and December 31, 2018, none of the Company’s nonfinancial assets or liabilities was measured at fair value on a nonrecurring basis.

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

Concentration risk

Under PRC regulations, each bank account is insured by People’s bank of China with the maximum amount of RMB 500,000 (approximately US$72,852). The cash and cash equivalents balance held in the PRC bank accounts was $10,346,093 and $4,907,519 as of June 30, 2019 and December 31, 2018, respectively.

For the six months ended June 30, 2019 and 2018, most of the Company’s assets were located in the PRC and all of the Company’s revenues were derived from the PRC.

One third party customer accounted for 32% of the sales for the six months ended June 30, 2019. Another third party customer accounted for 71% of sales for the six months ended June 30, 2018. As of June 30, 2019, four customers accounted for 18%, 13%, 11% and 10% of the Company’s accounts receivable, respectively.

NOTE 4. LOANS TO THIRD PARTIES

	June 30,	December 31,
	2019	2018
	(unaudited)
Loan to third party A	$-	$648,386
Loan to third party B	-	174,845
Loans to third parties	$-	$823,231

As of December 31, 2018, loans to third parties represented operating loans to cooperation partners. Loans to third parties had been collected in February 2019.

NOTE 5. OTHER RECEIVABLES, NET

	June 30,	December 31,
	2019	2018
	(unaudited)
Staff advance	$12,847	$135,258
Others	46,331	34,148
Other receivables	59,178	169,406
Allowance	(3,094)	(3,099)
Other receivables, net	$56,084	$166,307

NOTE 6. PREPAYMENTS

	June 30,	December 31,
	2019	2018
	(unaudited)
Prepayments for inventory purchase	$814,476	$1,027,544
Prepaid service fee and others	117,944	20,644
Prepayment	$932,420	$1,048,188

NOTE 7. INVENTORIES

	June 30,	December 31,
	2019	2018
	(unaudited)
Raw materials	$263,715	$119,222
Packaging materials	267,470	297,995
Finished goods	2,616,786	1,419,121
Work in progress	325,756	272,750
Inventories	$3,473,727	$2,109,088

As of June 30, 2019, the balance of finished goods mainly represent a major product and other three new products launched in 2018 and 2019.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	June 30,	December 31,
	2019	2018
	(unaudited)
Buildings	$2,728,670	$2,733,242
Machinery and equipment	2,402,789	2,458,479
Furniture and office Equipment	569,603	538,281
Motor vehicles	392,596	393,254
Leasehold improvements	710,525	711,716
	6,804,183	6,834,972
Less: accumulated depreciation	(2,282,299)	(2,042,794)
	4,521,884	4,792,178
Add: construction in process	26,766,878	21,917,871
Property, plant and equipment, net	$31,288,762	$26,710,049

Depreciation expense for the six months ended June 30, 2019 and 2018 was $313,324 and $153,800 respectively.

Construction in progress represented the Company’s new factory and office building in Kaifeng, Henan Province and building improvement in Changzhou, Jiangsu Province. The main construction work of factory and office building in Kaifeng were completed in the second quarter of 2018 and it is expected to be placed in service in the third quarter of 2019 when the work on the interior of the building are completed.

The Company has not obtained all required construction permits in accordance with Article 64 of the Urban and Rural Planning Law in China, however, the Company has received a waiver letter from local government that the Company would be not subject to any penalty for the construction.

As of June 30, 2019, one floor of the office in Changzhou Jufeel, which was recorded in buildings with the carrying value of $1,404,840 was pledged against a credit facility from Jiangnan Rural Commercial Bank (see Note 12).

NOTE 9. EQUIPMENT RELATED PREPAYMENTS

As of June 30, 2019, equipment related prepayment represented prepayments related to the equipment purchase in Kaifeng Jufeel and Hainan Zhongchen.

NOTE 10. LONG TERM PREPAYMENTS AND OTHER NON-CURRENT ASSETS

Long term prepayments and other non-current assets mainly consist of prepaid farmland lease of the Company.

	June 30, 2019	December 31, 2018
	(unaudited)

Prepaid farmland lease	$1,897,005	$1,962,580
Deferred tax assets (see Note 14)	-	-
Investment deposit	4,363,827	-
Others	205,137	208,928
Long term prepayments and other non-current assets	$6,465,969	$2,171,508

Amortization expense for prepaid farmland lease for the six months ended June 30, 2019 and 2018 was $63,155 and $67,216, respectively.

The Company paid to invest in a private equity fund as a limited partner with insignificant equity interest (less than 1%). As of June 30, 2019, the agreement has not been singed and the Company recorded it as an investment deposit.

As of June 30, 2019 and December 31, 2018, others mainly consisted of long-term deposit for office lease.

NOTE 11. OTHER CURRENT LIABILITIES

	June 30,	December 31,
	2019	2018
	(unaudited)
Employee reimbursement payables	$114,825	$95,764
Rental payables	81,565	122,256
Construction related payables	277,545	328,441
Farmland lease payable	761,459	762,735
Others	209,814	199,623
Accrued expenses and other liabilities	$1,445,208	$1,508,819
Other taxes payables	$2,833,208	$2,231,903

Other taxes payables are mainly consisted of VAT payable (see Note 2(k)).

NOTE 12. LIABILITY UNDER LINE OF CREDIT

In September 2018, the general manager of Changzhou Jufeel, signed a credit facility agreement on behalf of the Company in the amount of RMB12,052,100 (or $1,756,047) with Jiangnan Rural Commercial Bank with a three-year term from September 2018 to September 2021. He entered a written agreement with Changzhou Jufeel that the loan will be used for the Company’s operation needs. The credit facility was guaranteed by Changzhou Jufeel and the general manager’s spouse (sister of the Company’s CEO). In addition, one floor of the office in Changzhou Jufeel with the carrying value of $1,404,840 was pledged against the credit facility (see Note 16). At the end of September 2018, a loan with the principal amount of RMB6,000,000 (or $874,228) with and annual interest rate of 6% was borrowed by the general manager of Changzhou Jufeel from Jiangnan Rural Commercial Bank under this credit facility. The loan period was from September 2018 to September 2019. The proceeds from the loan was used to pay to a vendor of Changzhou Jufeel on its behalf in October 2018. In December 2018, due to the Company not being satisfied with the quality of the aloe powder, the purchase agreement was cancelled, and the vendor returned the RMB6,000,000 (or $874,228) to Changzhou Jufeel. The interest related to the loan has been paid by the general manager from October 2018 to June 2019 and accrued by the Company. Changzhou Jufeel will repay him all interest of the loan from the inception of the loan and Changzhou Jufeel shall return RMB 6,000,000 principal to him for payment to the bank at the expiration date of his loan with Jiangnan Rural Commercial Bank.

NOTE 13. RELATED PARTY BALANCE AND TRANSACTIONS

a. Balances

Amount due to related parties:

	June 30,	December 31,
	2019	2018
	(unaudited)
Henan Jufeel Technology Investment Co., Ltd. (i) (a)	$6,216,547	$1,593,931
Mr. Zhang (b)	157,354	157,617
General manager of Wuxi Jufeel (holds 20% ownership interest of Wuxi Jufeel (b))	9,050	366
Amount due to related parties	$6,382,951	$1,751,914

(a) The balance due to Henan Jufeel Technology Investment Co., Ltd. mainly consisted of an advance received by Hainan Zhongchen for aloe products purchase net of its payments made on behalf of Kaifeng Jufeel and Jufeel Wyoming.

(b) These balances were mainly advance to the Company for operating capital.

(i) This Company is under common control of Mr. Zhang.

b. Transactions

	Six months ended June 30,
	2019	2018
	(unaudited)	(unaudited)
Related parties advance to the Company for operation (1)	$71,783	$590,126
Lease from related parties (2)	$193,292	$192,156
Borrowings from a related party (3)	$4,424,255	$-
Payment on behalf of a related party in daily operation (4)	-	$1,122,239
Sales to related parties (5)	-	$17,735

1. Related parties advance to the Company for operation

During six months ended June 30, 2019 and 2018, the related parties advance to the Company for operation in the amount of $71,783 and $393,397, respectively.

2. Lease from related parties

Starting from 2015, the Company leased two floors of an office building from Mr. Zhang and Mrs. Guo Li. The contract periods were from September 2015 with annual rental of approximately $280,419 and renewed in September 2018. The lease agreement is expected to be renewed annually.

Starting from the year ended December 31, 2015, the Company leased four vehicles from Mr. Zhang. The contract term was from January 1, 2015 to December 31, 2016 with the annual rental of approximately $106,166 and renewed in January 2019. The lease agreement is expected to be renewed when expire.

Expense recorded under these leases during the six months ended June 30, 2019 and 2018 were $193,292 and $192,156 respectively.

3. Borrowings from a related party

During six months ended June 30, 2019 and 2018, the Company borrowed from a related party in the amount of $4,424,255 and $nil, respectively.

4. Payment on behalf of a related party in daily operation

During the six months ended June 30, 2019 and 2018, Ivan King paid on behalf of a related party for daily operating expenses the amount of $nil and $1,122,239, respectively..

5. Sales to related parties

During the six months ended June 30, 2019 and 2018, the Company product sales to Henan Jufeel Technology Investment Co., Ltd and other related parties totaled $nil and $17,735, respectively.

6. Guarantee provided to a related party

As of June 30, 2019, one floor of the office in Changzhou Jufeel with the carrying value of $1,404,840 was pledged against the credit facility borrowed by the general manager of Changzhou Jufeel from Jiangnan Rural Commercial Bank. The credit facility was guaranteed by Changzhou Jufeel (see note 12).

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

As a result of tax reform, the Company determined that a portion of its current undistributed foreign earnings is no longer deemed reinvested indefinitely by its non-U.S. subsidiaries. The Company did not record a provisional tax charge related to the one-time transition tax as there were no cumulative positive earnings and profits from its foreign subsidiaries.

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

In August 2015, Kaifeng Jufeel was approved by the related PRC governmental authorities as a High and New Technology Enterprise, which enabled the entity, as approved by the local tax authorities of Kaifeng, Henan province, the PRC, to enjoying the favorable statutory tax rate of 15% in years ended December 31, 2015, 2016 and 2017. Kaifeng Jufeel has renewed the High and New Technology Enterprise qualification and has been approved by the local tax authorities in December 2018 and still enjoy the 15% favorable tax rate for the years ending December 31, 2018, 2019 and 2020. Therefore, for the six months ended June 30, 2019 and 2018, the applicable income tax rate of Kaifeng Jufeel Biotech Co, Ltd. was 15%.

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

For the six months ended June 30, 2019 and 2018, the Company’s income tax expense (benefit) consisted of:

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
	(unaudited)	(unaudited)

Current income tax	$565,300	$322,972
Deferred income tax	-	(7,880)
	$565,300	$315,092

A reconciliation of the income tax expenses determined at the PRC statutory corporate income tax rate to the Company’s effective income tax expenses is as follows:

	Six months ended June 30, 2019	Six months ended June 30, 2018
	(unaudited)	(unaudited)

Income before income taxes	$2,933,369	$1,292,352
PRC statutory tax rate	25%	25%
Income tax expense computed at PRC tax rate	733,342	323,088
Reconciling items:
Effect of preferential tax rate	(251,798)	(208,742)
Non-deductible expenses	602	69,158
Changes in valuation allowance	83,154	131,588
Effective income tax expense	$565,300	$315,092

Deferred Tax

The Company’s deferred tax assets were as follows:

	June 30, 2019	December 31, 2018
	(unaudited)
Tax effect of net operating losses carried forward	$491,432	$410,004
Allowance for doubtful accounts and inventory impairment	16,525	16,554
Valuation allowance	(507,957)	(426,558)
Deferred tax assets, net	$-	$-

Movement of valuation allowance:

	June 30, 2019	December 31, 2018
	(unaudited)
Balance at beginning of the period	$426,558	$431,503
Current period movement	83,154	38,315
Foreign currency translation adjustments	(1,755)	(43,260)
Balance at end of the period	$507,957	$426,558

There were no uncertain tax positions as of June 30, 2019 and December 31, 2018 and the Company does not believe that this will change over the next twelve months.

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

For the six months ended June 30, 2019 (unaudited)

	Aloe product sales	Aloe material sales	Inter- segment and reconciling item	Total
Revenues	$10,543,143	$1,075,642	$(2,386,662)	$9,232,123
Cost of revenue	4,044,693	735,480	(2,067,765)	2,712,408
Total operating expenses	2,391,405	457,251	(59,092)	2,789,564
Unallocated corporate expenses	-	-	-	756,607
Operating income (loss)	4,107,045	(117,089)	(259,805)	2,973,544

Net income (loss)	3,788,154	(123,905)	(259,805)	2,368,069
Segment assets	59,619,292	3,982,813	(7,205,062)	56,397,043
Unallocated assets				853,042
Total assets – June 30, 2019	59,619,292	3,982,813	(7,205,062)	57,250,085

For the six months ended June 30, 2018 (unaudited)

	Aloe product sales	Aloe material sales	Inter- segment and reconciling item	Total
Revenues	$6,937,370	$1,253,139	$(1,625,721)	$6,564,788
Cost of revenue	2,338,417	865,988	(1,285,505)	1,918,900
Total operating expenses	2,010,403	570,468	(12,656)	2,568,215
Unallocated corporate expenses	-	-	-	818,097
Operating (loss) income	2,588,550	(183,317)	(327,560)	1,259,576

Net (loss) income	$2,319,790	$(196,543)	$(327,560)	$977,260

NOTE 16. COMMITMENT

A. Operating lease

The Company leases vehicle, factory and office premises under various non-cancelable operating lease agreements, with an option to renew the lease. The rental expense for the six months ended June 30, 2019 and 2018 was $3,740,742 and $634,782, respectively. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements as of June 30, 2019 are as follows:

Lease Commitment
(unaudited)
Six months ending December 31,
2019	$449,326
Year ending December 31,
2020	655,983
2021	101,746
2022	37,820
2023	37,820
2024	37,820
Thereafter	678,332
Total	$1,998,847

B. Capital commitments

As of June 30, 2019, the Company’s capital commitments contracted but not yet reflected in the consolidated financial statements amounted to $6,134,890, which mainly related to the construction for new factory and office building. It will be financed by the Company’s cash flow generate by operating activities.

The Company has no significant pending litigation as of June 30, 2019.

NOTE 17. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions through the date the financial statements were issued, and has determined that except the events below, there are no events that are material to the financial statements.

On July 6, 2019, Henan Jufeel Technology Group Co., Ltd, an entity owed by Mr. Zhang, and Asian Sunshine (Beijing) International Technology Co., Ltd entered into a Strategic Cooperation Framework Agreement. The two parties agreed to merge the whole Asia Sunshine into Henan Jufeel Technology Group Ltd, and all the business of health physiotherapy sector merge into the Company in the future.

The Company entered into the agreement to invest in a private equity fund as a limited partner with the amount of $8,727,654 (RMB 60 million) on August 01, 2019. Subsequent to June 30, 2019, the Company paid another $4,363,827 (RMB 30 million) to the private equity fund investment. After signing the investment agreement, the Company recorded the whole amount as long-term investment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for the historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. Words such as “anticipate,” “estimate,” “plan,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions are used to identify forward-looking statements. We disclaim any obligation to update forward-looking statements. We caution you not to put undue reliance on any forward-looking statements, which speak only as of the date of this report. Our discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and related notes and with the understanding that our actual future results may be materially different from what we currently expect.

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

Any or of all our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. In addition, we undertake no responsibility to update any forward-looking statement to reflect events or circumstances which occur after the date of this report.

Overview

We are a bio-tech company that cultivates, processes, researches, innovates, and manufactures for sale aloe vera and aloe vera based products in mainland China. During six months ended June 30, 2019, our net sales increased 41% from $4,645,888 to $6,519,715 compared to six months ended June 30, 2018 because the Company enhanced cash collection from the enterprise customer sales by tightening its credit sales to the enterprise customers. Also, the Company entered into several agreements with customers to provide healthcare related consulting services beginning in the second quarter of 2019, which required the customers to make advance payments for the whole service period. We expect that sales will continue to increase in 2019 as a result of signing more customers. Our sales for the six months ended June 30, 2019 included:

•	$515,395 in sales of raw product (5.6%)

•	$6,421,124 in sales of branded products (69.5%)

•	$2,295,604 in service revenue (24.9%)

We began selling our health and beauty product line in 2016, and have added 10 more new products for 2017, including five new PMAS supplements, four new aloe laundry and household products, and one advanced PMAS supplement in 2018.

We conduct all our operations in China where there is a strong manufacturing base and a rapidly growing consumer market. Our access to China’s supply of low-cost skilled labor, raw materials, machinery and facilities enables us to price our products competitively.

We have grown significantly since we commenced our operations in 2011. We rent our main 1,900 square meter cultivation and processing center in Hainan province, developed our website and mobile sales app, and hired over 140 employees. A 75,334.5 square meter plant which will be used as office, processing center and warehouse in Kaifeng is under renovation and expect to be put in use by the end of 2019. We first became profitable in 2016, as net loss of $652,768 in 2015 increased to net income of $5,508,596 in 2016.

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

See Note 2 to the Consolidated Financial Statements included herewith.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

The following is a discussion of our results of operations during the six months ended June 30, 2019 and 2018 of Jufeel International Group and Subsidiaries (the “Company”), in US Dollars (“$”):

Net revenue

The net revenue was $9,232,123 for the six months ended June 30, 2019, compared to $6,564,788 for the six months ended June 30, 2018. The increase in net revenue was $2,667,335, representing a 41% increase. The increase in revenue during the six months ended June 30, 2019 was mainly due to the following reasons: (i) the Company delivered more products with better cash collection from the enterprise customers in the six months ended June 30, 2019; and (ii) the Company started to provide healthcare related services including but not limited to trainings, brand promotion, health-related education seminars to customers and developed new customers in the second quarter of 2019. We anticipate that sales will continue to increase in 2019 as a result of signing more customers for our aloe product sales and healthcare services.

Cost of revenue

Total cost of revenue was $2,712,408 for the six months ended June 30, 2019, compared to $1,918,900 for the six months ended June 30, 2018. The increase in cost of revenue was $793,508, which was in line with increase in net revenue.

Gross profit

As a result of the foregoing, our gross profit was $6,519,715 for the six months ended June 30, 2019, compared with $4,645,888, for the six months ended June 30, 2018. Our overall gross margin was 71% for the six months ended June 30, 2019 and remained stable when comparing with the six months ended June 30, 2018.

Operating Expenses

Total operating expenses were $3,546,171 for the six months ended June 30, 2019, compared to $3,386,312 for the six months ended June 30, 2018. The increase in operating expenses was $159,859, representing a 5% increase. This was mainly attributable to increase in selling and marketing expenses and research and development expenses, offset by a decrease in general and administrative expenses.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of rental of the exhibition center, advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses for the sales staff.

Selling and marketing expenses were $571,377 for the six months ended June 30, 2019, compared to $129,702 for the six months ended June 30, 2018. The increase in sales and marketing expenses from the six months ended June 30, 2018 to the six months ended June 30, 2019 was $441,675, representing a 341% increase. The selling and marketing expenses increased mainly due to increase in expenses related to rental of the exhibition center during the six months ended June 30, 2019, and there were less related expenses during the six months ended June 30, 2018.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits, professional service fees, and office rental.

General and administrative expenses were $2,158,983 for the six months ended June 30, 2019, compared to $2,838,872 for the six months ended June 30, 2018. The decrease of general and administrative expenses from the six months ended June 30, 2018 to the six months ended June 30, 2019 was $679,889, representing a 24% decrease. The general and administrative expenses decreased mainly due to lower professional fees incurred during the six months ended June 30, 2019.

Research and Development Expenses

Research and development expenses mainly consist of costs associated with research and development in new products and enhancement of existing products..

Research and development expenses were $815,811 for the six months ended June 30, 2019, compared to $417,738 for the six months ended June 30, 2018. The increase in research and development expenses from the six months ended June 30, 2018 to the six months ended June 30, 2019 was $398,073, representing a 95% increase. The increase was mainly due an increase in the Company’s outsourced research and development expenses and cooperation research expenses.

Income from Operations

As a result of the foregoing, we had a loss from operations for the six months ended June 30, 2019 of $2,973,544, compared to $1,259,576 for the six months ended June 30, 2018.

Other Expenses/Income

Other expenses totaled $40,175 for the six months ended June 30, 2019, compared to other income of $32,776 for the six months ended June 30, 2018 due to interest expenses incurred during the six months ended June 30, 2019 and subsidy income received during the six months ended June 30, 2018.

Income Tax Expense

Our PRC operating subsidiaries and VIE, being incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax. The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises. Kaifeng Jufeel was approved by the related PRC governmental authorities as a High and New Technology Enterprise, which enabled the entity, as approved by the local tax authorities of Kaifeng, Henan province, PRC, to enjoy the favorable statutory tax rate of 15% in years ended December 31, 2015, 2016 and 2017. Kaifeng Jufeel has renewed the High and New Technology Enterprise qualification and has been approved by the local tax authorities in December 2018 and will have the 15% favorable tax rate for the years ending December 31, 2018, 2019 and 2020. Income tax expense was $565,300 for the six months ended June 30, 2019, compared to $315,092 for the six months ended June 30, 2018.

Net income

For the six months ended June 30, 2019, we had net income of $2,368,069, compared to $1,031,727 for the six months ended June 30, 2018. The increase in net income was due to an increase in income from operations for the six months ended June 30, 2019, as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, the Company had $10,346,093 in cash and cash equivalents. The Company had capital commitments of $6,134,890, and a lease commitment of $1,998,847 as of December 31, 2018, of which $779,271 was incurred within one year. The Company had negative working capital of $9,435,261 for the six months ended June 30, 2019. The Company’s principal sources of liquidity have been cash provided by operating activities.

The Company intends to meet its cash requirements for the next 12 months through cash generated from its operations and from the credit facility with Jiangnan Rural Commercial Bank, of which approximately $900,000 to be used for the Company’s operations needs. The Company will focus on improving operational efficiency and cost reductions, developing its core cash-generating business and enhancing marketing efficiency. Actions include developing proposed new products with higher margins, developing enterprise customers with larger demands, and suspending the purchase of the production equipment if required.

The Company has signed service contracts with several enterprise customers in 2019 for healthcare related consulting services and received RMB 60 million ($8,850,000) service fees as of June 30, 2019. In addition, the newly opened health centers will mainly sell the Company’s aloe vera products. The Company believes with more clients developed in 2019, the Company’s sales will increase which will generate more working capital to the Company. Therefore, the available cash and cash equivalents and the cash provided by operating activities, together with the above measures, the Company should be able to meet presently anticipated cash needs for at least the next 12 months. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the equipment purchase for new factories under construction and delaying its expansion plans and controlling overhead expenses. Management cannot provide any assurance that the Company will be able to raise additional capital if needed.

Cash Generating Ability

We believe we will continue to generate strong cash flow from our aloe product sales, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows for the six months ended June 30, 2019 and 2018 are summarized below:

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018

Net cash provided by (used in) operating activities	$10,346,955	$(3,601,579)
Net cash used in investing activities	(9,256,320)	(11,383,757)
Net cash provided by financing activities	4,424,255	-
Effect of exchange rate change on cash and cash equivalents	(83,545)	351,018
Net increase (decrease) in cash and cash equivalents	5,431,345	(14,634,318)
Cash and cash equivalents at beginning of period	4,914,748	16,391,266
Cash and cash equivalents, ending balance	$10,346,093	$1,756,948

Net Cash Used in Operating Activities

For the six months ended June 30, 2019, $10,346,955 net cash provided by operating activities was primarily attributable to our net income of $2,368,069, adjusted by non-cash items of depreciation and amortization of $401,166. Also, it was attributable to advanced payments from customers increased by $6,705,278, accounts receivable decreased by $2,417,014 offset by deferred revenue decreased by $2,396,189 and inventories increased by $1,387,112.

For the six months ended June 30, 2018, $3,601,579 net cash used in operating activities was primarily attributable to our net income of $977,260, adjusted by non-cash items of depreciation and amortization of $246,920. Also, it was attributable to income tax payable decreased by $1,537,858, advance payments from customers decreased by $1,397,540, amount due from a related party increased by $1,122,239, deferred revenue decreased by $2,926,692 and other taxes payable decreased by $1,551,449 due to the payment of taxes, offset by account receivable decreased by $2,779,625 and amount due to related parties increased by $715,687.

Net Cash Used in Investing Activities

For the six months ended June 30, 2019, net cash used in investing activities of $9,256,320 was primarily the result of purchase of property, plant and equipment of $5,665,300, payment of investment deposit of $4,424,255, offset by repayment of loans to third parties of $837,439.

For the six months ended June 30, 2018, net cash provided by investing activities of $5,286,254 was primarily the result of loans repayment from related parties of $6,911,043 offset by purchase of property, plant and equipment of $1,624,789.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2019, net cash provided by financing activities was $4,424,255 as a result of loans from a related party.

For the six months ended June 30, 2018, net cash provided by financing activities was $nil.

OFF-BALANCE SHEET ARRANGEMENTS

In September 2018, the general manager of Changzhou Jufeel, signed a credit facility agreement in the amount of RMB12,052,100 (or $1,756,047) with Jiangnan Rural Commercial Bank with a three-year term from September 2018 to September 2021. He entered a written agreement with Changzhou Jufeel that the loan will be used for Changzhou Jufeel’s operational needs. The credit facility was guaranteed by Changzhou Jufeel and the general manager’s spouse (sister of CEO). In addition, one floor of the office in Changzhou Jufeel with the carrying value of $1,404,840 was pledged against the credit facility. At the end of September 2018, a loan with the principal amount of RMB6,000,000 (or $874,228) with and annual interest rate of 6% was borrowed by the general manager of Changzhou Jufeel from Jiangnan Rural Commercial Bank under this credit facility. The loan period was from September 2018 to September 2019. The proceeds from the loan was used to pay to a vendor of Changzhou Jufeel on its behalf in October 2018. In December 2018, due to the Company not being satisfied with the quality of the aloe powder, the purchase agreement was cancelled, and the vendor returned the RMB6,000,000 (or $874,228) to Changzhou Jufeel. The monthly interest of $4,297 related to the loan has been paid by him from October 2018. Changzhou Jufeel will repay him all interests of the loan from inception of the loan and Changzhou Jufeel shall return RMB 6,000,000 principal to him at the expiration date of his loan with Jiangnan Rural Commercial Bank.

Contractual Obligations

As a smaller reporting company, we are not required to provide the information requested by paragraph (a)(5) of this Item.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements included herewith.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information requested by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of June 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the six-month period ended June 30, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Inherent Limitations of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. Controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not currently a party to any legal proceedings. From time to time the Company and its subsidiaries and affiliates are subject to litigation and arbitration claims incidental to its business. Such claims may not be covered by its insurance coverage, and even if they are, if claims against the Company and its subsidiaries are successful, they may exceed the limits of applicable insurance coverage.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our amended registration statement on Form S-1 as filed with the SEC on March 6, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Please refer to the Company’s amended Current Report on Form 8-K regarding the dismissal of Marcum BP as its registered independent public accountant and the appointment on May 1, 2019 and the appointment of Yu Certified Public Accountant on May 1, 2019 as filed with the Securities and Exchange Commission on May 8, 2019.

As previously reported, on July 6, 2019, Henan Jufeel Technology Group Co., Ltd and Asian Sunshine(Beijing) International Technology Co., Ltd entered into a Strategic Cooperation Framework Agreement. Pursuant to the agreement, the two parties agreed to merge the whole Asia Sunshine into Henan Jufeel Technology Group Ltd, and all the business of health physiotherapy sector merge into Jufeel’s substantially controlled US listed company (Nasdaq Stock Code: CNJG).

As previously reported, on August 1, 2019, Kaifeng Jufeel Biotechnology Co. Ltd. (PRC) (“Jufeel Biotech”) and Raffles Financial Limited (“Raffles Financial”) entered into a Zhongfu Fund Subscription Contract (“Contract”). Pursuant to Contract, Jufeel Biotech purchased shares of Zhongfu Fund, which is an investment fund under the management of Raffles Financial, in the total amount of RMB 60,000,000 ($8,730,000).

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report:

Exhibit Number	Description

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

10.1	Business Operations Agreement (1)

10.2	Exclusive Consulting and Service Agreement (1)

10.3	Shareholder’s Voting Proxy Agreement (1)

10.4	Exclusive Equity Option Agreement (1)

10.5	Equity Interest Pledge Agreement (1)

10.6

Renewal Agreement of Plant Facility Leasing Agreement between Zhonghuajianong Enterprise Group Co., Ltd. and Hainan Zhongchen Biological Engineering Co., Ltd. dated September 11, 2015 (English Translation). (1)

10.7	Factory Lease Contract between Niu Xiaoxu and Hainan Zhongchen Biological Engineering Co., Ltd dated December 13, 2016 (English Translation). (1)

10.8	Lease Agreement between Fang Qiujin and Kaifeng Jufeel Biotechnology Co., Ltd. dated December 25, 2015 (English Translation). (1)

10.9	Office Rental Agreement between Guo Li and Kaifeng Jufeel Biotechnology Co., Ltd. dated August 29, 2018 (English Translation). (1)

10.10	Office Rental Agreement between Rongxuan Zhang and Kaifeng Jufeel Biotechnology Co., Ltd. dated August 29, 2018 (English Translation). (1)

10.11	Shanghai Lease Contract between Shanghai Guangtian Real Estate Development Co., Ltd. and Kaifeng Jufeel Biotechnology Co., Ltd. (English Translation). (1)

10.12	Farmland Lease Agreement between Yangqin Economic Cooperative, Bocai District, Fushan Town, Chengmai County and Hainan Zhongchen Industrial Co., Ltd. dated January 22, 2001. (English Translation). (1)

10.13

Farmland Lease Agreement between Duncha Village Group of Duncha Village Committee, Fushan Town Chengmai County and Hainan Zhongchen Biological Engineering Co., Ltd. dated June 18, 2013 (English Translation). (1)

10.14

Supplementary Agreement to Farmland Lease Agreement between Duncha Village Group of Duncha Village Committee, Fushan Town Chengmai County and Hainan Zhongchen Biological Engineering Co., Ltd. dated November 7, 2018 (English Translation). (1)

10.15	Farmland Lease Agreement between Yingtou Economic Cooperative, Yanfeng Town, Qiongshan City and Hainan Zhongchen Industrial Co., Ltd. dated September 23, 1999 (English Translation). (1)

10.16	Employment Agreement between Kaifeng Jufeel Biotechnology Co., Ltd. and Zhang Rongxuan dated May 6, 2018 (English Translation). (1)

10.17	Employment Agreement between Kaifeng Jufeel Biotechnology Co., Ltd. and Fu Wenxing dated October 1, 2016 (English Translation). (1)

10.18	Employment Agreement between Kaifeng Jufeel Biotechnology Co., Ltd. and Lin Bao dated February 22, 2018 (English Translation). (1)

10.19	Employment Agreement between Kaifeng Jufeel Biotechnology Co., Ltd. and Chen Lei dated October 1, 2016 (English Translation). (1)

10.20	Employment Agreement between Kaifeng Jufeel Biotechnology Co., Ltd. and Ren Aizhen dated December 13, 2016 (English Translation). (1)

10.1	Strategic Cooperation Framework Agreement (2)

10.2	Zhongfu Fund Subscription Contract (3)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1) Incorporated by reference from the Company’s amended registration statement on Form S-1, filed on May 8, 2019.

(2) Incorporated by reference from the Company’s current report on Form 8-K, filed on July 11, 2019.

(3) Incorporated by reference from the Company’s current report on Form 8-K, filed on August 1, 2019.

*Filed herewith.

**Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUFEEL INTERNATIONAL GROUP

Date: August 19, 2019	By:	/s/ Rongxuan Zhang
Rongxuan Zhang
President and Director
(principal executive officer)

Date: August 19, 2019	By:	/s/ Lin Bao
Lin Bao
Chief Financial Officer
(principal financial and accounting officer)

