Form 10-Q
period 2019-09-30
Jufeel International Group
filed 2019-11-14
CIK 1725063

 U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2019

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

As of November 14, 2019, the issuer has 28,030,010 shares of common stock issued and outstanding.

2

ITEM 1. FINANCIAL STATEMENTS

JUFEEL INTERNATIONAL GROUP

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

Jufeel International Group and Subsidiaries

Condensed Consolidated Balance Sheets

(Amounts in US$)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$257,167	$4,914,748
Accounts receivable, net	602,986	3,606,660
Loans to third parties	-	823,231
Other receivables, net	75,951	166,307
Prepayments	1,084,244	1,048,188
Inventories	2,969,715	2,109,088
Deferred inventory costs	85,536	1,391,066
Total current assets	5,075,599	14,059,288
Non-current assets
Property, plant and equipment, net	32,754,378	26,710,049
Land use right, net	2,150,025	2,252,211
Equipment related prepayment	1,221,436	376,938
Long term investment	8,483,083	-
Long term prepayments and other non-current assets	2,009,587	2,171,508
Total non-current assets	46,618,509	31,510,706
Total assets	$51,694,108	$45,569,994

Liabilities and Equity
Current Liabilities
Income tax payable	$2,476,751	$2,096,155
Accounts payable	851,218	1,557,386
Advanced payments from customers	4,793,754	2,764,860
Deferred revenue	565,160	3,546,584
Amount due to related parties	4,589,712	1,751,914
Liability under credit facility	848,308	874,228
Other taxes payables	2,896,083	2,231,903
Accrued expenses and other liabilities	1,444,175	1,508,819
Total current liabilities	18,465,161	16,331,849
Total non-current liabilities	-	-
Total liabilities	18,465,161	16,331,849

Shareholders’ Equity
Common stock (No par value, Unlimited number authorized, 28,030,010 shares issued and outstanding as of September 30, 2019 and December 31, 2018)	-	-
Additional paid in capital	7,057,676	7,057,676
Statutory reserve	1,811,576	1,811,576
Retained earnings	25,772,207	20,787,143
Accumulated other comprehensive loss	(1,853,621)	(836,958)
Total Jufeel International Group’s shareholders’ equity	32,787,838	28,819,437
Non-controlling interests	441,109	418,708
Total Shareholders’ Equity	33,228,947	29,238,145
Total liabilities and shareholders’ equity	$51,694,108	$45,569,994

See accompanying notes to the condensed consolidated financial statements.

Jufeel International Group and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(Amounts in US$)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018
Net revenue
Product sales to third parties	$8,585,617	$12,526,306
Product sales to related parties	-	17,636
Service revenue with third parties	5,677,616	-
Total net revenue	14,263,233	12,543,942

Cost of revenue
Cost of product sales – third parties	3,472,567	3,797,430
Cost of product sales – related parties	-	5,346
Cost of service revenue	21,105	-
Total cost of revenue	3,493,672	3,802,776
Gross profit	10,769,561	8,741,166

Operating expenses:
Selling and marketing expenses	827,778	206,624
General and administrative expenses	2,868,354	3,706,187
Research and development expenses	921,140	703,939
Total operating expenses	4,617,272	4,616,750

Income from Operations	6,152,289	4,124,416

Other (expense) income	(54,999)	35,577

Income before income taxes	6,097,290	4,159,993
Income tax expense	1,076,300	767,049
Net income	5,020,990	3,392,944
Net (income) loss attributable to non-controlling interests	(35,926)	156,844
Net income attributable to Jufeel International Group.	$4,985,064	$3,549,788

Net income	$5,020,990	$3,392,944
Other comprehensive income
Foreign currency translation loss, net of nil income taxes	(1,016,663)	(1,455,006)
Comprehensive income	$4,004,327	$1,937,938
Comprehensive (income) loss attributable to non-controlling interests	(22,401)	173,986
Comprehensive income attributable to Jufeel International Group	$3,981,926	$2,111,924

Earnings per share-basic and diluted
	$0.18	$0.13
Weighted average number of common stock outstanding-basic and diluted
Basic and diluted	28,030,010	28,030,010

See accompanying notes to the condensed consolidated financial statements.

Jufeel International Group and Subsidiaries

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Amounts in US$)

Nine months ended September 30, 2019

		Attributable to Jufeel International Group’s Shareholders’ Equity
	Common Stock	Additional paid in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income (loss)	Non-controlling Interests	Total Equity
Balance, January 1, 2019	28,030,010	$7,057,676	$1,811,576	$20,787,143	$(836,958)	$418,708	$29,238,145
Net income	-	-	-	4,985,064	-	35,926	5,020,990
Foreign currency translation adjustment	-	-	-	-	(1,016,663)	(13,525)	(1,030,188)
Balance, September 30, 2019	28,030,010	$7,057,676	$1,811,576	$25,772,207	$(1,853,621)	$441,109	$33,228,947

Nine months ended September 30, 2018

		Attributable to Jufeel International Group’s Shareholders’ Equity
	Common Stock	Additional paid in capital	Statutory reserves	Retained earnings	Accumulated other comprehensive income (Loss)	Non-controlling Interests	Total Equity
Balance, January 1, 2018	28,030,010	$7,057,676	$1,779,412	$15,634,756	$558,264	$505,295	$25,535,403
Net income	-	-	-	3,549,788	-	(156,844)	3,392,944
Foreign currency translation adjustment	-	-	-	-	(1,455,006)	(17,142)	(1,472,148)
Balance, September 30, 2018	28,030,010	$7,057,676	$1,779,412	$19,184,544	$(896,742)	$331,309	$27,456,199

See accompanying notes to the condensed consolidated financial statements.

Jufeel International Group and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$5,020,990	$3,392,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	438,762	248,985
Amortization expense	130,260	136,668
Deferred income tax	-	(17,552)
Reversal of allowance for doubtful accounts	-	(8,393)
Loss on disposal of property and equipment	3,951	-
Changes in operating assets and liabilities:
Accounts receivable	2,989,202	6,580,771
Other receivables	88,151	725,469
Prepayments	(69,276)	655,111
Amount due from related parties	-	-
Inventories	(952,624)	(1,145,006)
Deferred inventory costs	1,304,642	1,630,183
Long term prepayments and other non-current assets	-	(192,962)
Accounts payable	(681,060)	(91,605)
Income taxes payable	456,876	(1,112,981)
Deferred revenue	(2,968,080)	(6,697,888)
Advanced payments from customers	2,178,243	(2,411,206)
Amount due to related parties	493,457	1,401,996
Other taxes payable	753,664	(1,105,194)
Accrued expenses and other current liabilities	29,938	(133,801)
Net cash provided by operating activities	9,217,096	1,855,539

Cash Flows From Investing Activities
Purchases of property, plant and equipment	(8,423,703)	(7,775,057)
Payment of investment	(8,753,852)	-
Loan to a third party	-	(5,498,836)
Repayment of loans from third parties	824,321	4,325,444
Net cash used in investing activities	(16,353,234)	(8,948,449)

Cash Flows From Financing Activities
Borrowing from a related party	2,480,258	-
Net cash provided by financing activities	2,480,258	-

Effect of exchange rate fluctuation on cash and cash equivalents	(1,701)	(451,306)

Net decrease in cash and cash equivalents	(4,657,581)	(7,544,216)
Cash and cash equivalents, beginning of period	4,914,748	16,391,266
Cash and cash equivalents, end of period	$257,167	$8,847,050

Supplemental disclosure information:
Cash paid for income tax expense	$599,175	$1,897,582
Cash paid for interest expense	$39,392	$-
Supplemental disclosure of non-cash investing and financing activities:
Purchase of property and equipment financed by other payables	$345,317	$208,936

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

Total assets and liabilities presented on the Company’s consolidated balance sheets and revenue, expense and net income presented on consolidated statements of income and comprehensive income as well as the cash flow from operating, investing and financing activities presented on the consolidated statements of cash flows are substantially the financial position, operation and cash flow of the Company’s VIE and its subsidiaries. The Company has not provided any financial support to Kaifeng Jufeel for the nine months ended September 30, 2019 and year ended December 31, 2018. The assets and liabilities of the consolidated VIE as of September 30, 2019 and December 31, 2018 are listed below:

	September 30,	December 31,
	2019	2018
	(unaudited)
Current assets	$4,300,813	$13,250,570
Non-current assets	46,618,509	31,510,706
Total assets	$50,919,322	$44,761,276
Current liabilities	$17,454,590	$16,061,399
Non-current liabilities	-	-
Total liabilities	$17,454,590	$16,061,399

Details of the subsidiaries and VIE of the Company are set out below:

	Date of incorporation	Place of incorporation	Percentage of ownership	Principal activities
Wholly owned subsidiaries
Jufeel Holdings	May 10, 2017	British Virgin Islands	100%	Investment holding
Ivan International	April 23, 2015	Hong Kong	100%	Investment holding
Ivan King	August 09, 2017	PRC	100%	Consultancy service
Variable Interest Entity (“VIE”)
Kaifeng Jufeel	August 05, 2011	PRC	VIE	Aloe product and distributorship sales
VIE’s subsidiaries
Hainan Zhongchen	July 03, 2001	PRC	70% owned by Kaifeng Jufeel	Aloe material production and sales
Suzhou Yihuotong	August 10, 2016	PRC	100% owned by Kaifeng Jufeel	Aloe product sales
Wuxi Jufeel	October 11, 2016	PRC	80% owned by Kaifeng Jufeel	Aloe product production and sales
Changzhou Jufeel	May 23, 2017	PRC	70% owned by Kaifeng Jufeel and 30% owned by Wuxi Jufeel	Aloe product production and sales

NOTE 2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of preparation

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

The Company usually receives customer payments in advance and only gives one month credit terms to several customers with long term cooperation history. The allowance for doubtful accounts as of September 30, 2019 and December 31, 2018 was $68,939 and $74,145, respectively.

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

The Company has not recognized revenue for the part of the inventory delivered where the collectability was not reasonably assured for the nine months ended September 30, 2019 and year ended December 31, 2018 and recognized deferred inventory costs for the delivered inventories as the costs related directly to contracts. The costs are expected to be recovered when the Company collects from its customers. The deferred inventory costs will be charged to the cost of revenue when collections are made from its customers and revenue is recognized.

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

i.	Long-term investment

The Company’s investment in equity securities and other ownership interests (except those accounted for under the equity method of accounting or those that resulted in consolidation of the investee), i.e. investments in investee companies that are not consolidated, and over which the Company does not exercise significant influence, are accounted for in accordance with ASC Topic 321: “Investments-Equity securities”. The Company generally owns less than 20% interest in the voting securities of these investee companies. In accordance with ASC 321-10-35-2, the Company chooses to measure these investments which do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the Company and records the carrying value of these investments as “Long-term investment” in the Company’s consolidated balance sheets.

j.	Revenue recognition

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

(b) Enterprise customers: For enterprise customers, the Company recognized revenue when the goods delivered to the user or the designated address agreed by both parties with collection of the payments from these customers. When the Company cannot conclude it is probable that it will collect substantially all of the consideration to which it will be entitled in exchange for goods, the Company does not expect to accept a lower amount of the consideration that the customers are obligated to pay. Thus, no contract identified. All collections received after the costs are fully recovered are reflected as income. The Company deferred the recognition of revenue with deferred inventory cost of $85,536 and $1,391,066 as of September 30, 2019 and December 31, 2018, respectively, for the related cost of inventory already delivered where the collections of payment from the enterprise customers are not reasonably assured. The Company recorded accounts receivable of $565,160 and $3,546,584 as the Company had the legal right to claim on the proceeds from the enterprise customers and with credit to deferred revenue in the same amount as of September 30, 2019 and December 31, 2018, respectively.

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

k.	Income taxes

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

l.	Value added taxes (“VAT”)

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

m.	Related parties

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

n.	Earnings per share

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

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Numerator:
Net income attributable to Jufeel International Group	$4,985,064	$3,549,788
Denominator:
Weighted-average shares outstanding basic and diluted:
-Common stock issued and outstanding	28,030,010	28,030,010
Basic and diluted earnings per share	$0.18	$0.13

o.	Fair Value Measurements

As of September 30, 2019 and December 31, 2018, none of the Company’s nonfinancial assets or liabilities was measured at fair value on a nonrecurring basis.

The carrying values of the Company’s financial assets and liabilities, including cash and cash equivalents, accounts receivables and accounts payable, are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their stated interest rate approximates current rates available.

p.	Recently issued accounting standards

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

Concentration risk

Under PRC regulations, each bank account is insured by People’s bank of China with the maximum amount of RMB 500,000 (approximately US$72,852). The cash and cash equivalents balance held in the PRC bank accounts was $251,842 and $4,907,519 as of September 30, 2019 and December 31, 2018, respectively.

For the nine months ended September 30, 2019 and 2018, most of the Company’s assets were located in the PRC and all of the Company’s revenues were derived from the PRC.

One third party customer accounted for 21% of the sales for the nine months ended September 30, 2019. Two third party customers accounted for 39% and 28% of the sales for the nine months ended September 30, 2018, respectively. As of September 30, 2019, three customers accounted for 35%, 23%, and 11% of the Company’s accounts receivable, respectively.

NOTE 4. LOANS TO THIRD PARTIES

	September 30,	December 31,
	2019	2018
	(unaudited)
Loan to third party A	$-	$648,386
Loan to third party B	-	174,845
Loans to third parties	$-	$823,231

As of December 31, 2018, loans to third parties represented operating loans to cooperation partners. Loans to third parties had been collected in February 2019.

NOTE 5. OTHER RECEIVABLES, NET

	September 30,	December 31,
	2019	2018
	(unaudited)
Staff advance	$10,248	$135,258
Others	68,710	34,148
Other receivables	78,958	169,406
Allowance	(3,007)	(3,099)
Other receivables, net	$75,951	$166,307

NOTE 6. PREPAYMENTS

	September 30,	December 31,
	2019	2018
	(unaudited)
Prepayments for inventory purchase	$954,607	$1,027,544
Prepaid service fee and others	129,637	20,644
Prepayment	$1,084,244	$1,048,188

NOTE 7. INVENTORIES

	September 30,	December 31,
	2019	2018
	(unaudited)
Raw materials	$201,606	$119,222
Packaging materials	282,652	297,995
Finished goods	2,289,518	1,419,121
Work in progress	195,939	272,750
Inventories	$2,969,715	$2,109,088

As of September 30, 2019, the balance of finished goods mainly represent a major product and other three new products launched in 2018 and 2019.

NOTE 8. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consists of the following:

	September 30,	December 31,
	2019	2018
	(unaudited)
Buildings	$2,652,206	$2,733,242
Machinery and equipment	2,480,170	2,458,479
Furniture and office Equipment	572,662	538,281
Motor vehicles	381,594	393,254
Leasehold improvements	690,615	711,716
	6,777,247	6,834,972
Less: accumulated depreciation	(2,343,149)	(2,042,794)
	4,434,098	4,792,178
Add: construction in process	28,320,280	21,917,871
Property, plant and equipment, net	$32,754,378	$26,710,049

Depreciation expense for the nine months ended September 30, 2019 and 2018 was $438,762 and $248,985 respectively.

Construction in progress represented the Company’s new factory and office building in Kaifeng, Henan Province and building improvement in Changzhou, Jiangsu Province. The main construction work of factory and office building in Kaifeng were completed and it is expected to be placed in service in 2020 when the work on the interior of the building are completed.

The Company has not obtained all required construction permits in accordance with Article 64 of the Urban and Rural Planning Law in China, however, the Company has received a waiver letter from local government that the Company would be not subject to any penalty for the construction.

As of September 30, 2019, one floor of the office in Changzhou Jufeel, which was recorded in buildings with the carrying value of $1,404,840 was pledged against a credit facility from Jiangnan Rural Commercial Bank (see Note 13).

NOTE 9. LONG-TERM INVESTMENT

The Company entered into the agreement to invest in a private equity fund as a limited partner with the amount of $8,483,083 on August 01, 2019 and paid the entire amount to the private equity fund. The Company recorded the amount as long-term investment.

NOTE 10. EQUIPMENT RELATED PREPAYMENTS

As of September 30, 2019, equipment related prepayment represented prepayments related to the equipment purchase in Kaifeng Jufeel and Hainan Zhongchen.

NOTE 11. LONG TERM PREPAYMENTS AND OTHER NON-CURRENT ASSETS

Long term prepayments and other non-current assets mainly consist of prepaid farmland lease of the Company.

	September 30, 2019	December 31, 2018
	(unaudited)

Prepaid farmland lease	$1,813,573	$1,962,580
Deferred tax assets (see Note 15)	-	-
Others	196,014	208,928
Long term prepayments and other non-current assets	$2,009,587	$2,171,508

Amortization expense for prepaid farmland lease for the nine months ended September 30, 2019 and 2018 was $93,719 and $98,528, respectively.

As of September 30, 2019 and December 31, 2018, others mainly consisted of long-term deposit for office lease.

NOTE 12. OTHER CURRENT LIABILITIES

	September 30,	December 31,
	2019	2018
	(unaudited)
Employee reimbursement payables	$113,627	$95,764
Rental payables	92,962	122,256
Construction related payables	334,636	328,441
Farmland lease payable	740,121	762,735
Others	162,829	199,623
Accrued expenses and other liabilities	$1,444,175	$1,508,819
Other taxes payables	$2,896,083	$2,231,903

Other taxes payables are mainly consisted of VAT payable (see Note 2(l)).

NOTE 13. LIABILITY UNDER LINE OF CREDIT

In September 2018, the general manager of Changzhou Jufeel, signed a credit facility agreement on behalf of the Company in the amount of RMB12,052,100 (or $1,756,047) with Jiangnan Rural Commercial Bank with a three-year term from September 2018 to September 2021. He entered a written agreement with Changzhou Jufeel that the loan will be used for the Company’s operation needs. The credit facility was guaranteed by Changzhou Jufeel and the general manager’s spouse (sister of the Company’s CEO). In addition, one floor of the office in Changzhou Jufeel with the carrying value of $1,404,840 was pledged against the credit facility. At the end of September 2018, a loan with the principal amount of RMB6,000,000 (or $874,228) with and annual interest rate of 6% was borrowed by the general manager of Changzhou Jufeel from Jiangnan Rural Commercial Bank under this credit facility. The loan period was from September 2018 to September 2019 and was extended to September 2020. The proceeds from the loan was used to pay to a vendor of Changzhou Jufeel on its behalf in October 2018. In December 2018, due to the Company not being satisfied with the quality of the aloe powder, the purchase agreement was cancelled, and the vendor returned the RMB6,000,000 (or $874,228) to Changzhou Jufeel. The interest related to the loan has been paid by the general manager from October 2018 to September 2019 and accrued by the Company. Changzhou Jufeel repaid him all interest of the loan from the inception of the loan and Changzhou Jufeel shall return RMB 6,000,000 principal to him for payment to the bank at the expiration date of his loan with Jiangnan Rural Commercial Bank.

NOTE 14. RELATED PARTY BALANCE AND TRANSACTIONS

a. Balances

Amount due to related parties:

	September 30,	December 31,
	2019	2018
	(unaudited)
Henan Jufeel Technology Investment Co., Ltd. (i) (a)	$4,426,953	$1,593,931
Mr. Zhang (b)	152,944	157,617
General manager of Wuxi Jufeel (holds 20% ownership interest of Wuxi Jufeel (b))	9,815	366
Amount due to related parties	$4,589,712	$1,751,914

(a) The balance due to Henan Jufeel Technology Investment Co., Ltd. mainly consisted of an advance received by Hainan Zhongchen for aloe products purchase net of its payments made on behalf of Kaifeng Jufeel and Jufeel Wyoming.

(b) These balances were mainly advance to the Company for operating capital.

(i) This Company is under common control of Mr. Zhang.

b. Transactions

	Nine months ended September 30,
	2019	2018
	(unaudited)	(unaudited)
Related parties advance to the Company for operation (1)	$201,668	$2,320,006
Lease from related parties (2)	$290,286	$282,770
Borrowings from a related party (3)	$2,480,258	$-
Payment on behalf of a related party in daily operation (4)	-	$1,096,684
Sales to related parties (5)	-	$17,636

1. Related parties advance to the Company for operation

During nine months ended September 30, 2019 and 2018, the related parties advance to the Company for operation in the amount of $201,668 and $2,320,006, respectively.

2. Lease from related parties

Starting from 2015, the Company leased two floors of an office building from Mr. Zhang and Mrs. Guo Li. The contract periods were from September 2015 with annual rental of approximately $282,018 and renewed in September 2019. The lease agreement is expected to be renewed annually.

Starting from the year ended December 31, 2015, the Company leased four vehicles from Mr. Zhang. The contract term was from January 1, 2015 to December 31, 2016 with the annual rental of approximately $105,030 and renewed in January 2019. The lease agreement is expected to be renewed when expire.

Expense recorded under these leases during the nine months ended September 30, 2019 and 2018 were $290,286 and $282,770 respectively.

3. Borrowings from a related party

During nine months ended September 30, 2019 and 2018, the Company borrowed from a related party in the amount of $2,480,258 and $nil, respectively.

4. Payment on behalf of a related party in daily operation

During the nine months ended September 30, 2019 and 2018, Ivan King paid on behalf of a related party for daily operating expenses the amount of $nil and $1,096,684, respectively..

5. Sales to related parties

During the nine months ended September 30, 2019 and 2018, the Company product sales to Henan Jufeel Technology Investment Co., Ltd and other related parties totaled $nil and $17,636, respectively.

6. Guarantee provided to a related party

As of September 30, 2019, one floor of the office in Changzhou Jufeel with the carrying value of $1,404,840 was pledged against the credit facility borrowed by the general manager of Changzhou Jufeel from Jiangnan Rural Commercial Bank. The credit facility was guaranteed by Changzhou Jufeel (see note 13).

NOTE 15. TAXATION

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

In August 2015, Kaifeng Jufeel was approved by the related PRC governmental authorities as a High and New Technology Enterprise, which enabled the entity, as approved by the local tax authorities of Kaifeng, Henan province, the PRC, to enjoying the favorable statutory tax rate of 15% in years ended December 31, 2015, 2016 and 2017. Kaifeng Jufeel has renewed the High and New Technology Enterprise qualification and has been approved by the local tax authorities in December 2018 and still enjoy the 15% favorable tax rate for the years ending December 31, 2018, 2019 and 2020. Therefore, for the nine months ended September 30, 2019 and 2018, the applicable income tax rate of Kaifeng Jufeel Biotech Co, Ltd. was 15%.

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

For the nine months ended September 30, 2019 and 2018, the Company’s income tax expense (benefit) consisted of:

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
	(unaudited)	(unaudited)
Current income tax	$1,076,300	$784,601
Deferred income tax	-	(17,552)
	$1,076,300	$767,049

A reconciliation of the income tax expenses determined at the PRC statutory corporate income tax rate to the Company’s effective income tax expenses is as follows:

	Nine months ended September 30, 2019	Nine months ended September 30, 2018
	(unaudited)	(unaudited)

Income before income taxes	$6,097,290	$4,159,993
PRC statutory tax rate	25%	25%
Income tax expense computed at PRC tax rate	1,524,323	1,039,998
Reconciling items:
Effect of preferential tax rate	(495,531)	(523,067)
Non-deductible expenses	2,411	86,664
Changes in valuation allowance	45,097	163,454
Effective income tax expense	$1,076,300	$767,049

Deferred Tax

The Company’s deferred tax assets were as follows:

	September 30, 2019	December 31, 2018
	(unaudited)
Tax effect of net operating losses carried forward	$440,181	$410,004
Allowance for doubtful accounts and inventory impairment	16,526	16,554
Valuation allowance	(456,707)	(426,558)
Deferred tax assets, net	$-	$-

Movement of valuation allowance:

	September 30, 2019	December 31, 2018
	(unaudited)
Balance at beginning of the period	$426,558	$431,503
Current period movement	45,097	38,315
Foreign currency translation adjustments	(14,948)	(43,260)
Balance at end of the period	$456,707	$426,558

There were no uncertain tax positions as of September 30, 2019 and December 31, 2018 and the Company does not believe that this will change over the next twelve months.

NOTE 16. SEGMENT REPORTING

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

For the nine months ended September 30, 2019 (unaudited)

	Aloe product sales	Aloe material sales	Inter- segment and reconciling item	Total
Revenues	$16,111,323	$1,944,746	$(3,792,836)	$14,263,233
Cost of revenue	5,250,370	1,235,733	(2,992,431)	3,493,672
Total operating expenses	3,172,450	619,402	(58,460)	3,733,392
Unallocated corporate expenses	-	-	-	883,880
Operating (loss) income	7,688,503	89,611	(741,945)	6,152,289

Net (loss) income	7,036,863	83,039	(741,945)	5,020,990
Segment assets	54,174,694	3,562,193	(6,817,565)	50,919,322
Unallocated assets				774,786
Total assets – September 30, 2019	$54,174,694	$3,562,193	$(6,817,565)	$51,694,108

For the nine months ended September 30, 2018 (unaudited)

	Aloe product sales	Aloe material sales	Inter- segment and reconciling item	Total
Revenues	$12,944,887	$1,545,204	$(1,946,149)	$12,543,942
Cost of revenue	4,334,334	1,235,550	(1,767,108)	3,802,776
Total operating expenses	2,958,742	782,531	(12,367)	3,728,906
Unallocated corporate expenses	-	-	-	887,844
Operating (loss) income	5,651,811	(472,877)	(166,674)	4,124,416

Net (loss) income	$4,931,674	$(492,198)	$(166,674)	$3,392,944

NOTE 17. COMMITMENT

A. Operating lease

The Company leases vehicle, factory and office premises under various non-cancelable operating lease agreements, with an option to renew the lease. The rental expense for the nine months ended September 30, 2019 and 2018 was $828,638 and $959,879, respectively. All leases are on a fixed repayment basis. None of the leases include contingent rentals. Minimum future commitments under these agreements as of September 30, 2019 are as follows:

Lease Commitment
(unaudited)
Three months ending December 31,
2019	$262,002
Year ending December 31,
2020	836,383
2021	98,895
2022	36,760
2023	36,760
2024	36,760
Thereafter	659,324
Total	$1,966,884

B. Capital commitments

As of September 30, 2019, the Company’s capital commitments contracted but not yet reflected in the consolidated financial statements amounted to $6,147,515, which mainly related to the construction for new factory and office building. It will be financed by the Company’s cash flow generate by operating activities.

The Company has no significant pending litigation as of September 30, 2019.

NOTE 18. SUBSEQUENT EVENTS

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

Overview

We are a bio-tech company that cultivates, processes, researches, innovates, and manufactures for sale aloe vera and aloe vera based products in mainland China. During nine months ended September 30, 2019, our net sales increased 14% from $12,543,942 to $14,263,233 compared to nine months ended September 30, 2018 because the Company enhanced cash collection from the enterprise customer sales by tightening its credit sales to the enterprise customers. Also, the Company entered into several agreements with customers to provide healthcare related consulting services beginning in the second quarter of 2019, which required the customers to make advance payments for the whole service period. We expect that sales will continue to increase in 2019 as a result of signing more customers. Our sales for the nine months ended September 30, 2019 included:

•	$715,939 in sales of raw product (5.0%)
•	$7,869,678 in sales of branded products (55.2%)
•	$5,677,616 in service revenue (39.8%)

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

We have grown significantly since we commenced our operations in 2011. We rent our main 1,900 square meter cultivation and processing center in Hainan province developed our website and mobile sales app, and hired over 140 employees. A 75,334.5 square meter plant which will be used as office, processing center and warehouse in Kaifeng is under renovation and expect to be put in use by the end of 2019. We first became profitable in 2016, as net loss of $652,768 in 2015 increased to net income of $5,508,596 in 2016.

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

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

See Note 2 to the Consolidated Financial Statements included herewith.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

The following is a discussion of our results of operations during the nine months ended September 30, 2019 and 2018 of Jufeel International Group and Subsidiaries (the “Company”), in US Dollars (“$”):

Net revenue

The net revenue was $14,263,233 for the nine months ended September 30, 2019, compared to $12,543,942 for the nine months ended September 30, 2018. The increase in net revenue was $1,719,291, representing a 14% increase. The increase in revenue during the nine months ended September 30, 2019 was mainly due to the following reasons: (i) the Company enhanced its cash collection from the enterprise customers in the nine months ended September 30, 2019; and (ii) the Company started to provide healthcare related services including but not limited to trainings, brand promotion, health-related education seminars to customers and developed new customers in the second quarter of 2019. We anticipate that sales will continue to increase in 2019 as a result of signing more customers for our aloe product sales and healthcare services.

Cost of revenue

Total cost of revenue was $3,493,672 for the nine months ended September 30, 2019, compared to $3,802,776 for the nine months ended September 30, 2018. The decrease in cost of revenue was $309,104, which was the result of less aloe products delivered during the nine months ended September 30, 2019 as the Company expanded the healthcare service in 2019.

Gross profit

As a result of the foregoing, our gross profit was $10,769,561 for the nine months ended September 30, 2019, compared with $8,741,166, for the nine months ended September 30, 2018. Our overall gross margin was 76% for the nine months ended September 30, 2019 and remained stable when comparing with the nine months ended September 30, 2018.

Operating Expenses

Total operating expenses were $4,617,272 for the nine months ended September 30, 2019, compared to $4,616,750 for the nine months ended September 30, 2018. The increase in operating expenses was $522. This was mainly attributable to increase in selling and marketing expenses of $621,154 and research and development expenses of $217,201, offset by a decrease in general and administrative expenses of $837,833.

Selling and Marketing Expenses

Selling and marketing expenses mainly consist of rental of the exhibition center, advertising and promotional expenditures, salary and benefits expenses, sales commissions and travel expenses for the sales staff. During the nine months ended September 30, 2019, the selling and marketing expenses mainly consisted of rental expenses of 455,803, freight of $206,447 and other expenses of $165,528.

Selling and marketing expenses were $827,778 for the nine months ended September 30, 2019, compared to $206,624 for the nine months ended September 30, 2018. The increase in sales and marketing expenses from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 was $621,154, representing a 301% increase. The selling and marketing expenses increased mainly due to increase in expenses related to rental of the exhibition center during the nine months ended September 30, 2019 of $455,803, and there was no such exhibition center rental expenses incurred during the nine months ended September 30, 2018.

General and Administrative Expenses

General and administrative expenses mainly consist of salary and benefits, professional service fees, and office rental. During the nine months ended September 30, 2019, the general and administrative expenses mainly consisted of staff related cost of $822,984, professional service fees of $563,841.

General and administrative expenses were $2,868,354 for the nine months ended September 30, 2019, compared to $3,706,187 for the nine months ended September 30, 2018. The decrease of general and administrative expenses from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 was $837,833, representing a 23% decrease. The general and administrative expenses decreased mainly due to decrease of professional service fees by $373,824 when comparing with the nine months ended September 30, 2018. Also, it attribute to decrease of office related expenses by $271,358 as the Company enhanced the cost control on daily expenses.

Research and Development Expenses

Research and development expenses mainly consist of costs associated with research and development in new products and enhancement of existing products.

Research and development expenses were $921,140 for the nine months ended September 30, 2019, compared to $703,939 for the nine months ended September 30, 2018. The increase in research and development expenses from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 was $217,201, representing a 31% increase. The increase was mainly due an increase in the Company’s outsourced research and development expenses and cooperation research expenses.

Income from Operations

As a result of the foregoing, we had income from operations for the nine months ended September 30, 2019 of $6,152,289, compared to $4,124,416 for the nine months ended September 30, 2018.

Other Expenses/Income

Other expenses totaled $54,999 for the nine months ended September 30, 2019, compared to other income of $35,577 for the nine months ended September 30, 2018 due to interest expenses incurred during the nine months ended September 30, 2019 and subsidy income received during the nine months ended September 30, 2018.

Income Tax Expense

Our PRC operating subsidiaries and VIE, being incorporated in the PRC, are governed by the income tax law of the PRC and are subject to PRC enterprise income tax. The EIT rate of PRC is 25%, which applies to both domestic and foreign invested enterprises. Kaifeng Jufeel was approved by the related PRC governmental authorities as a High and New Technology Enterprise, which enabled the entity, as approved by the local tax authorities of Kaifeng, Henan province, PRC, to enjoy the favorable statutory tax rate of 15% in years ended December 31, 2015, 2016 and 2017. Kaifeng Jufeel has renewed the High and New Technology Enterprise qualification and has been approved by the local tax authorities in December 2018 and will have the 15% favorable tax rate for the years ending December 31, 2018, 2019 and 2020. Income tax expense was $1,076,300 for the nine months ended September 30, 2019, compared to $767,049 for the nine months ended September 30, 2018.

Net income

For the nine months ended September 30, 2019, we had net income of $5,020,990, compared to $3,392,944 for the nine months ended September 30, 2018. The increase in net income was due to an increase in income from operations for the nine months ended September 30, 2019, as mentioned above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, the Company had $257,167 in cash and cash equivalents. The Company had capital commitments of $6,147,515, and a lease commitment of $1,966,884 as of September 30, 2019, of which $942,377 was incurred within one year. The Company had negative cash flow of $4,657,581 for the nine months ended September 30, 2019. The Company’s principal sources of liquidity have been cash provided by operating activities.

The Company intends to meet its cash requirements for the next 12 months through cash generated from its operations and from the credit facility with Jiangnan Rural Commercial Bank, of which approximately $900,000 to be used for the Company’s operation needs. The Company will focus on improving operational efficiency and cost reductions, developing its core cash-generating business and enhancing marketing efficiency. Actions include developing proposed new products with higher margins, developing enterprise customers with larger demands, and suspending the purchase of the production equipment if required.

The Company has signed service contracts with several enterprise customers in 2019 for healthcare related consulting services and received RMB 60 million ($8,850,000) service fees as of September 30, 2019. In addition, our newly opened health centers will mainly sell the Company’s aloe vera products. The Company believes with more clients developed in 2019, the Company’s sales will increase which will generate more working capital to the Company. Therefore, the available cash and cash equivalents and the cash provided by operating activities, together with the above measures, the Company should be able to meet presently anticipated cash needs for at least the next 12 months. If the Company encounters unforeseen circumstances that place constraints on its capital resources, management will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the equipment purchase for new factories under construction and delaying its expansion plans and controlling overhead expenses. Management cannot provide any assurance that the Company will be able to raise additional capital if needed.

Cash Generating Ability

We believe we will continue to generate strong cash flow from our aloe product sales, which, along with our available cash, will provide sufficient liquidity and financial flexibility.

Our cash flows for the nine months ended September 30, 2019 and 2018 are summarized below:

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018

Net cash provided by operating activities	$9,217,096	$1,855,539
Net cash used in investing activities	(16,353,234)	(8,948,449)
Net cash provided by financing activities	2,480,258	-
Effect of exchange rate change on cash and cash equivalents	(1,701)	(451,306)
Net decrease in cash and cash equivalents	(4,657,581)	(7,544,216)
Cash and cash equivalents at beginning of period	4,914,748	16,391,266
Cash and cash equivalents, ending balance	$257,167	$8,847,050

Net Cash Provided by Operating Activities

For the nine months ended September 30, 2019, $9,217,096 net cash provided by operating activities was primarily attributable to our net income of $5,020,990, adjusted by non-cash items of depreciation and amortization of $569,022. Also, it was attributable to advanced payments from customers increased by $2,178,243, accounts receivable decreased by $2,989,202 offset by deferred revenue decreased by $2,968,080 and inventories increased by $952,624.

For the nine months ended September 30, 2018, 1,855,539 net cash provided by operating activities was primarily attributable to our net income of $3,392,944, adjusted by non-cash items of depreciation and amortization of $385,653. Also, it was attributable to accounts receivable having decreased by $6,580,771, deferred inventory costs decreased by $1,630,183, and amount due to related parties increased by $1,401,996 offset by income tax payable decreased by $1,112,981, advance payments from customers decreased by $2,411,206, deferred revenue decreased by $6,697,888 and inventories increased by $1,145,006.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2019, net cash used in investing activities of $16,353,234 was primarily the result of purchase of property, plant and equipment of $8,423,703, payment of long term investment of $8,753,852, offset by repayment of loans from third parties of $824,321.

For the nine months ended September 30, 2018, net cash used in investing activities of $8,948,449 was primarily the result of purchase of property, plant and equipment of $7,775,057, loans to third parties of $5,498,836, offset by repayment of loan from a third party of $4,325,444.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2019, net cash provided by financing activities was $2,480,258 as a result of loans from a related party.

For the nine months ended September 30, 2018, net cash provided by financing activities was $nil.

OFF-BALANCE SHEET ARRANGEMENTS

In September 2018, the general manager of Changzhou Jufeel, signed a credit facility agreement in the amount of RMB12,052,100 (or $1,756,047) with Jiangnan Rural Commercial Bank with a three-year term from September 2018 to September 2021. He entered a written agreement with Changzhou Jufeel that the loan will be used for Changzhou Jufeel’s operational needs. The credit facility was guaranteed by Changzhou Jufeel and the general manager’s spouse (sister of CEO). In addition, one floor of the office in Changzhou Jufeel with the carrying value of $1,404,840 was pledged against the credit facility. At the end of September 2018, a loan with the principal amount of RMB6,000,000 (or $874,228) with and annual interest rate of 6% was borrowed by the general manager of Changzhou Jufeel from Jiangnan Rural Commercial Bank under this credit facility. The loan period was from September 2018 to September 2019 and was extended to September 2020. The proceeds from the loan was used to pay to a vendor of Changzhou Jufeel on its behalf in October 2018. In December 2018, due to the Company not being satisfied with the quality of the aloe powder, the purchase agreement was cancelled, and the vendor returned the RMB 6,000,000 (or $874,228) to Changzhou Jufeel. The interests related to the loan has been paid by him from October 2018. Changzhou Jufeel repaid him all interests of the loan from inception of the loan and Changzhou Jufeel shall return RMB 6,000,000 principal to him at the expiration date of his loan with Jiangnan Rural Commercial Bank.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “1934 Act”), as of September 30, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), who concluded, that because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective as of September 30, 2019.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the nine-month period ended September 30, 2019 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item. However, our current risk factors are set forth in our amended registration statement on Form S-1 as filed with the SEC on October 22, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the covered time period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Please refer to the Company’s amended Current Report on Form 8-K regarding the appointment of Marc P. Palker, as the new CFO of the Company as filed with the Securities and Exchange Commission on August 20, 2019.

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

10.15	Farmland Lease Agreement between Yingtou Economic Cooperative, Yanfeng Town, Qiongshan City and Hainan Zhongchen Industrial Co., Ltd. dated September 23, 1999 (English Translation). (1)

10.16	Employment Agreement between Kaifeng Jufeel Biotechnology Co., Ltd. and Zhang Rongxuan dated May 6, 2018 (English Translation). (1)

10.17	Employment Agreement between Kaifeng Jufeel Biotechnology Co., Ltd. and Fu Wenxing dated October 1, 2016 (English Translation). (1)

10.18	Employment Agreement between Kaifeng Jufeel Biotechnology Co., Ltd. and Lin Bao dated February 22, 2018 (English Translation). (1)

10.19	Employment Agreement between Kaifeng Jufeel Biotechnology Co., Ltd. and Chen Lei dated October 1, 2016 (English Translation). (1)

10.20	Employment Agreement between Kaifeng Jufeel Biotechnology Co., Ltd. and Ren Aizhen dated December 13, 2016 (English Translation). (1)

10.21	Agreement between Jufeel International Group and MPP Associates, Inc., dated August 8, 2019 (2)

10.22	Strategic Cooperation Framework Agreement (3)

10.23	Zhongfu Fund Subscription Contract (4)

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

(1) Incorporated by reference from the Company’s registration statement on Form S-1, filed on February 21, 2019.

(2) Incorporated by reference from the Company’s registration statement on Form S-1, filed on October 22, 2019.

(3) Incorporated by reference from the Company’s current report on Form 8-K, filed on July 11, 2019.

(4) Incorporated by reference from the Company’s current report on Form 8-K, filed on August 1, 2019.

*Filed herewith.

**Furnished and not filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JUFEEL INTERNATIONAL GROUP

Date: November 14, 2019	By:	/s/ Rongxuan Zhang
Rongxuan Zhang
President and Director
(principal executive officer)

Date: November 14, 2019	By:	/s/ Marc P. Palker
Marc P. Palker
Chief Financial Officer
(principal financial and accounting officer)

